Form 10-Q
period 1999-06-30
HOOVERS INC
filed 1999-08-17
CIK 1036584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  __________________  to  ______________________

Commission file number: ______________________________________________________

                                 HOOVER'S, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      74-2559474
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1033 LA POSADA DRIVE, SUITE #250, AUSTIN, TEXAS                      78752
(Address of principal executive offices)                           (Zip Code)

                                 (512) 374-4500
              (Registrant's telephone number, including area code)


_______________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                /X/ Yes / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of July 31, 1999 12,138,826 shares of the registrant's common stock were outstanding.

_______________________________________________________________________________

                                                                                      PAGE
PART I.  FINANCIAL INFORMATION                                                       NUMBER
                                                                                     ------
Item 1   Financial Statements (Unaudited):

         Balance Sheets at June 30, 1999 and March 31, 1999..........................   3

         Statements of Operations for the Three months ended
           June 30, 1999 and 1998....................................................   4

         Statements of Cash Flows for the Three months ended
           June 30, 1999 and 1998....................................................   5

         Notes to Financial Statements...............................................   6

Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............................   8

Item 3   Quantitative and Qualitative Disclosures About Market Risk..................  25

PART II. OTHER INFORMATION

Item 1   Legal Proceedings...........................................................  25

Item 2   Changes in Securities and Use of Proceeds...................................  25

Item 3   Defaults Upon Senior Securities.............................................  25

Item 4   Submission of Matter to a Vote of Securities Holders........................  25

Item 5   Other Information...........................................................  28

Item 6   Exhibits and Reports on Form 8-K............................................  28

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                HOOVER'S, INC.

                                BALANCE SHEETS

                                                                                                    JUNE 30, 1999    MARCH 31, 1999
                                                                                                    -------------    --------------
                                                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents....................................................................      $ 16,575,449       $ 7,814,434
  Accounts receivable, less allowance for doubtful accounts of $98,273 and $32,886 at June 30
  and March 31, 1999, respectively.............................................................           698,274           866,103
  Book inventory, less allowances for excess and obsolete inventory of $90,612 and $78,025 at
  June 30 and March 31, 1999, respectively.....................................................            15,647            83,513
  Prepaid expenses and other current assets....................................................           235,883            88,920
Total current assets...........................................................................        17,525,253         8,852,970
Property, plant and equipment:
  Computer and office equipment................................................................         1,751,129         1,493,124
  Equipment under capital lease................................................................           147,028           147,028
  Furniture and fixtures.......................................................................           349,713           344,723
                                                                                                    -------------------------------
                                                                                                        2,247,870         1,984,875
  Less accumulated depreciation................................................................        (1,085,647)         (888,296)
                                                                                                    -------------------------------
  Total property, plant and equipment                                                                   1,162,223         1,096,579
Other assets...................................................................................         1,273,198           126,790
Total assets...................................................................................      $ 19,960,674       $10,076,339
                                                                                                    -------------------------------
                                                                                                    -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and commissions.............................................................      $    631,241       $   460,128
  Accrued expenses.............................................................................         1,086,469           693,554
  Current portion of long-term debt and capital leases.........................................           315,837           376,578
  Deferred revenue.............................................................................         1,812,868         1,618,000
                                                                                                    -------------------------------
Total current liabilities......................................................................         3,846,415         3,148,260
Bank term loan, less current portion...........................................................            62,104            97,628
Obligations under capital leases, less current portion.........................................            63,176            70,236
                                                                                                    -------------------------------
Total liabilities..............................................................................         3,971,695         3,316,124
Stockholders' equity:
  Common stock, $.01 par value, 150,000,000 shares authorized 8,542,338 and 7,090,725 shares
  issued at June 30 and March 31, 1999, respectively...........................................            85,423            70,907
  Additional paid-in capital...................................................................        29,080,907        18,066,854
  Unearned stock compensation..................................................................        (2,752,111)       (2,763,999)
  Accumulated deficit..........................................................................       (10,275,240)       (8,463,547)
  Treasury stock at cost 150,000 shares........................................................          (150,000)         (150,000)
                                                                                                    -------------------------------
Total stockholders' equity.....................................................................        15,988,979         6,760,215
                                                                                                    -------------------------------
Total liabilities and stockholders' equity.....................................................      $ 19,960,674       $10,076,339
                                                                                                    -------------------------------
                                                                                                    -------------------------------


SEE ACCOMPANYING NOTES.

                                HOOVER'S, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                 --------------------------------
                                                                                 JUNE 30, 1999      JUNE 30, 1998
                                                                                 -------------      -------------
Revenues:
  Online information sales..................................................       $ 2,231,100        $ 1,227,960
  Advertising, sponsorship, e-commerce......................................           545,990            199,518
  CD-ROM and print..........................................................           388,215            431,658
                                                                                 --------------------------------
Total revenues..............................................................         3,165,305          1,859,136
  Provision for returns of print products...................................           (13,832)           (28,587)
                                                                                 --------------------------------
Net revenues................................................................         3,151,473          1,830,549
  Cost of revenues..........................................................        (1,436,728)        (1,197,573)
                                                                                 --------------------------------
Gross profit................................................................         1,714,745            632,975
Expenses:
  Product development.......................................................           663,092             90,833
  Sales and marketing.......................................................         1,316,397            526,503
  General and administrative................................................         1,158,956            769,081
  Non-cash compensation.....................................................           479,448               -
                                                                                 --------------------------------
Total expenses..............................................................         3,617,893          1,386,417
Operating loss..............................................................        (1,903,148)          (753,442)
Interest income ............................................................           103,217             44,034
Interest expense............................................................           (11,762)            (8,648)
                                                                                 --------------------------------
Net loss....................................................................       $(1,811,693)       $  (718,056)
                                                                                 --------------------------------
                                                                                 --------------------------------

Basic and diluted net loss per share........................................            $(0.25)            $(0.14)
                                                                                 --------------------------------
                                                                                 --------------------------------

Shares used in computation of basic and diluted
   loss per share                                                                    7,316,364          5,075,242


SEE ACCOMPANYING NOTES.

                                HOOVER'S, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                 --------------------------------
                                                                                 JUNE 30, 1999      JUNE 30, 1998
                                                                                 -------------      -------------
OPERATING ACTIVITIES
Net loss....................................................................       $(1,811,693)        $ (718,056)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.............................................           247,195             55,045
  Amortization of unearned stock compensation, net..........................           479,448                -
  Changes in operating assets and liabilities:
     Accounts receivable....................................................           167,829           (186,156)
     Inventories............................................................            67,866             59,453
     Prepaid expenses and other current assets..............................          (146,963)           (19,044)
     Accounts payable and commissions.......................................           171,113             50,656
     Accrued expenses.......................................................           392,915             (5,024)
     Deferred revenue.......................................................           194,868            360,686
                                                                                 --------------------------------
Net cash used in operating activities.......................................          (237,422)          (402,440)

INVESTING ACTIVITIES
Purchases of property, plant and equipment..................................          (262,995)          (264,906)
                                                                                 --------------------------------
Net cash used in investing activities.......................................          (262,995)          (264,906)

FINANCING ACTIVITIES
Payments on bank term loans.................................................           (95,438)           (43,750)
Payments on capital leases..................................................            (7,886)           (25,236)
Net proceeds from capital stock transactions................................         9,364,756              6,000
                                                                                 --------------------------------
Net cash provided (used) by financing activities............................         9,261,432            (62,986)
Increase (decrease) in cash and cash equivalents............................         8,761,015           (730,332)
Cash and cash equivalents at beginning of quarter...........................         7,814,434          3,860,150
                                                                                 --------------------------------
Cash and cash equivalents at end of year....................................       $16,575,449         $3,129,818
                                                                                 --------------------------------
                                                                                 --------------------------------


SEE ACCOMPANYING NOTES.

                               HOOVER'S, INC.

                        NOTES TO FINANCIAL STATEMENTS

                                 (UNAUDITED)


1.   BASIS OF PRESENTATION

         The financial statements as of June 30, 1999 and for the three months ended June 30, 1999 and 1998 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.

         The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

         For further information, refer to the financial statements and related notes included in our Registration Statement on Form S-1.


2.   CAPITAL STOCK AND STOCK PLANS

         In June 1999, the stockholders approved an increase in authorized common stock, allowing Hoover's to effect a two-for-one split of the common stock, which was approved by the board of directors in May 1999. Also in June 1999, the stockholders approved a .75-for-one reverse split of the common stock. All share and per share amounts in the financial statements and accompanying notes have been restated to reflect both the stock split and the reverse stock split.

         Of the stock options granted to employees during the three months ended June 30, 1999 for 264,000 shares of common stock, 52,500 had exercise prices below the deemed fair market value of the underlying shares of common stock on the date of grant. As a result, Hoover's recorded unearned stock compensation of $468,000 in April of 1999. During the year ended March 31, 1999, the company recorded $3.2 million of unearned stock compensation. In total, $479,000 was amortized to non-cash compensation during the three months ended June 30, 1999. The remaining unearned compensation will be recognized as non-cash compensation over the remaining vesting period of the options of approximately four years.

         On June 11, 1999, we sold 206,044 shares of common stock to NBC for $1.5 million. We also entered into a strategic agreement with NBC to license a portion of our content for distribution and marketing by NBC, CNBC and CNBC.com. We recorded deferred costs of approximately $1.2 million dollars in connection with this transaction. This amount will be amortized over the period covered by the strategic agreement. Also on June 11, 1999, we sold an aggregate of 1,022,727 shares of common stock to Knowledge Net Holdings, L.L.C., an indirect subsidiary of Knowledge Universe, Inc. and to Nextera Enterprises, Inc., a company controlled by Knowledge Universe, for $7.4 million. We recorded this transaction as a $7.4 million addition to equity. Knowledge Net Holdings has committed to purchase $2.0 million of services from Hoover's in the future at fair value, beginning in October 1999 which may include advertising on our Web site, sponsorship of feature or content areas of our Web site, licensing of our company or industry information and/or enterprise subscriptions.

         In June 1999, in connection with our anticipated initial public offering of our common stock, the stockholders approved the 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan") and we reserved 150,000 shares of our common stock. The Stock Purchase Plan allows our eligible employees to purchase shares of common stock at a purchase price equal to 85% of the fair market value of our common stock. In no event, however, may any participant purchase more than 600 shares, nor may all participants in the aggregate purchase more than 75,000 shares, on any one semi-annual purchase date. In addition, the stockholders approved the 1999 Stock Option Plan (the "Plan") which is intended to serve as the successor plan to our previous stock option plans. The Plan provides for discretionary option grants and stock issuance's to employees and non-employee board members and consultants, as well as automatic option grants to non-employee board members. The Plan contains provisions for salary investment and director fee option grant programs. Initially, 2.9 million shares were reserved for issuance under this Plan.

         During July 1999, we completed an initial public offering of 3,737,500 shares of our common stock, which yielded net proceeds of approximately $48 million.


3.  BANK OBLIGATIONS

         We had outstanding several term loans at June 30, 1999 and 1998. In addition, we had a line of credit of $150,000 available as of June 30, 1998, which was never drawn upon. The term loans require monthly payments of $8,333 and $20,702 principal plus interest at June 30, 1999 and June 30, 1998, respectively. The carrying value of the bank obligations approximates fair value as the interest rates are variable. The bank obligations are collateralized by our receivables, inventory and property, plant and equipment.

                                   June 30, 1999        June 30, 1998         Maturity Date         Interest Rate
                                   ------------------------------------------------------------------------------
          $150,000 Term Loan          $  -                 $ 44,000            March 31, 1999           Prime +1.5%

          $200,000 Term Loan          $ 42,000             $150,000          January 12, 2000           Prime +1.5%

          $550,000 Term Loan          $310,000             $   -            December 31, 2000           Prime +1.5%


RELATED PARTY TRANSACTIONS

         We purchase certain information included in our databases from a subsidiary of a stockholder. Hoover's paid approximately $99,000 and $61,000 during the three months ended June 30 1999 and 1998 respectively, for this information.

         We had outstanding amounts payable of approximately $25,600, and $17,500 at June 30, 1999 and 1998, respectively, to a vendor who is also a stockholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HOOVER'S AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE HOOVER'S PROSPECTUS DATED JULY 20, 1999.

OVERVIEW

         Hoover's is an Internet provider of company and industry information designed to meet the diverse needs of business organizations, businesspeople and investment professionals worldwide. We were incorporated in 1990 as The Reference Press, Inc. and our staff of writers and editors created and published reference and trade books containing our proprietary information on companies and industries. Recognizing that our company and industry profiles would be important resources for online and emerging Internet users, we licensed our database for distribution on America Online in 1993 and launched Hoover's Online in 1995. As the Internet has become widely accepted, we have shifted our focus from publishing our information in traditional print media to providing high-quality, low-cost business information via the Internet. Our proprietary database now contains information on 45 industries and approximately 14,000 public and private enterprises worldwide.

         Our revenues are derived from online information sales, consisting of individual and enterprise subscriptions and licenses of our editorial content; advertising, sponsorship and e-commerce; and sales of our company information in CD-ROM and print.

ONLINE INFORMATION SALES

         We derive revenues from individual and enterprise subscriptions. Individual subscriptions are currently sold directly on our Web site for $14.95 per month or $109.95 per year. We also offer annual enterprise subscriptions ranging from $1,500 to $30,000 per year, based on the number of users within the enterprise. We recognize subscription revenues on a monthly basis, and we record annual individual and enterprise subscriptions as deferred revenues, which are amortized into revenues over the term of the subscription. We also derive revenues by licensing portions of our database for re-distribution through customized data feeds to online services. Our licensing fees vary depending on factors such as the number of users and the amount of proprietary content licensed. Licensing agreements may be structured as fixed monthly fees or negotiated revenue sharing.

ADVERTISING, SPONSORSHIPS AND E-COMMERCE

         We derive revenues from the sale of banner and button advertisements, sponsorships, and e-commerce on our Web site. Advertisements and sponsorships are priced based on a price per thousand impressions or a fixed monthly fee. Revenues are recognized as the impressions are delivered or ratably over the contract period, provided that no significant obligations remain. We also derive e-commerce revenues from advertisers who pay either a fee per transaction or a percentage of sales generated directly from their advertisement on our Web site.

CD-ROM AND PRINT SALES

         We sell CD-ROMs and print products containing company information. We recognize these revenues when the goods are shipped. For our sale of CD-ROMs and print products, we provide an allowance for returns when the products are shipped.

COSTS AND EXPENSES

         Our cost of revenues include editorial personnel costs, expenses associated with licensing of third-party content, direct expenses associated with our Web site, such as hosting, and other service fees and commissions paid to advertising agencies. Our product development expenses include technology personnel costs and related consulting fees. Sales and marketing expenses include sales and marketing personnel costs, including commissions, as well as all marketing, advertising and promotional expenses. General and administrative expenses consist of compensation for administrative and executive staff, which we consider to be finance, project management, office network, and human resource personnel, as well as fees for professional services, travel, depreciation and general office expenses.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                   ---------------------------
                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                     1999               1998
                                                     ----               ----
  Revenues:
      Online information sales...........             71%                66%
      Advertising, sponsorships,
      e-commerce.........................             17%                11%
      CD-ROM and print...................             12%                23%
                                                     ----               ----
  Total revenues.........................            100%               100%
      Provision for returns of print
      products...........................               -                 1%
                                                     ----               ----
  Net revenues...........................            100%                99%
      Cost of revenues...................             45%                64%
                                                     ----               ----
  Gross profit...........................             55%                35%
  Expenses:
      Product development................             21%                 5%
      Sales and marketing................             41%                28%
      General and administrative.........             37%                41%
      Non-cash compensation..............             15%                 -
                                                     ----               ----
  Total expenses.........................            114%                74%
  Operating loss.........................             60%                40%
  Interest income........................              3%                 2%
                                                     ----               ----
  Interest expense.......................               -                 -
                                                     ----               ----
  Net loss ..............................             57%                39%
                                                     ----               ----

         REVENUES. Total revenues for the three months ended June 30, 1999 increased 70% to $3.2 million from $1.9 million for the three months ended June 30, 1998.

         Our online information sales increased 82% to $2.2 million for the three months ended June 30, 1999 from $1.2 million for the comparable quarter one year ago. Revenues from internet subscribers increased 100% to $1.8 million from $0.9 million for the three months ended June 30, 1998 due to the increase in the number of individual and enterprise subscribers. The growth in the number of new individual subscribers was a result of increased traffic to our Web site. For the three months ended June 30, 1999, Hoover's Online attracted approximately 1.9 million unique visitors, who accounted for over 35 million page views compared to 18.7 million page views during the three months ended June 30, 1998. Sales leads provided by the additional traffic to our Web site and our increased number of salespeople contributed to the increase in new enterprise subscription accounts. As of June 30 1999, we had over 31,000 individual subscribers and over 1,500 enterprise accounts, representing an additional estimated 75,000 seats, compared to 23,000 individual subscribers and 600 enterprise accounts, representing an additional estimated 30,000 seats, as of June 30, 1998. Licensing revenues increased 31% to $460,000 for the three months ended June 30, 1999 from $352,000 for the three months ended June 30, 1998 due to higher royalty payments from licensees. Royalty payments are based on use of Hoover's content or other revenue sharing arrangements.

         Revenues from advertising, sponsorships and e-commerce increased 174% to $546,000 for the three months ended June 30, 1999 from $200,000 for the comparable quarter one year ago. Increased number of page views and new advertising sales personnel contributed to the increase.

         Revenues from CD-ROM and print products decreased 10% to $388,000 for the three months ended June 30, 1999 from $432,000 for the comparable quarter one year ago due to a reduced emphasis in this area which resulted in a lower quantity of products sold.

         COST OF REVENUES. Cost of revenues for the three months ended June 30, 1999 increased 20% to $1.4 million from $1.2 million in the three months ended June 30, 1998. The increase in cost of revenues was primarily due to an increase in compensation for existing and new editorial personnel, as well as increases in expenses associated with third-party content. As a percentage of revenues, cost of revenues for the three months ended June 30, 1999 were lower, at 45% of revenues compared to 64% in the comparable quarter one year ago. This decrease occurred primarily because the editorial costs associated with creation and maintenance of the company database are relatively fixed without regard to the level of revenues.

         PRODUCT DEVELOPMENT. Product development expenses for the three months ended June 30, 1999 increased over 600% to $663,000 from $91,000 in the three months ended June 30, 1998. This increase was due to the hiring of additional programmers, analysts, and increased amounts paid to outside consultants and designers. We increased our personnel and consulting costs in order to plan for, implement and maintain our technology upgrades and the expansion of Hoover's Online. We expect that we will continue to incur high product development costs.

         SALES AND MARKETING. Sales and marketing expenses for the three months ended June 30, 1999 increased 150% to $1.3 million from $527,000 for the three months ended June 30, 1998. The increase in sales and marketing expenses was due primarily to an increase in the number of enterprise and advertising sales representatives, an increase in the number of marketing and business development personnel and increased spending in advertising.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1999 increased 51% to $1.2 million from $769,000 for the three months ended June 30, 1998. The increase was primarily due to an increase in fees for professional services and travel, an increase in salaries of existing executive and administrative staff as well as the addition of administrative and finance personnel. General office expenses increased due to facility expansion, and credit card processing fees increased due to a higher number of individual subscription payments. Depreciation increased due to an increase in capital expenditures.

         INTEREST INCOME AND EXPENSE. Interest income for the three months ended June 30, 1999 increased 134% to $103,000 from $44,000 for the three months ended June 30, 1998. The increase was due to our increased cash position, which was primarily due to the $9 million in proceeds received upon our sale of common stock to NBC, Knowledge Net Holdings and Nextera in June 1999. Interest expense of $12,000 in the three months ended June 30, 1999 increased from $9,000 in the three months ended June 30, 1998 primarily due to our increased bank debt and capital leases used to finance equipment purchases.

         TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through June 30, 1999. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate it is more likely than not that the net deferred tax assets will not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our activities primarily through net cash proceeds from private placements of equity securities as well as exercises of options and warrants. Total cash invested since inception was $25 million as of June 30, 1999.

         We used $237,000 net cash in operating activities during the three months ended June 30, 1999 compared to $400,000 in the comparable quarter one year ago. Net cash used in operating activities resulted from net operating losses partially offset by increases in deferred revenues, accrued expenses and accounts payable.

         We used $263,000 net cash in investing activities during the three months ended June 30, 1999 compared to $265,000 during the comparable quarter one year ago. Net cash used in investing activities was primarily related to purchases of computer and network equipment.

         As of June 30, 1999, we had $16.6 million of cash and cash equivalents. Our principal commitments at June 30, 1999 consisted of obligations under bank obligations and capital leases. On a pro forma basis to reflect our receipt of the gross proceeds from our sale of common stock in our July initial public offering, we had cash and cash equivalents as of June 30, 1999 of approximately $65 million.

         We may in the future pursue additional acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

         We believe that the net proceeds of our initial public offering in July 1999, together with our existing cash and cash equivalents, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Beyond the next twelve months, our significant commitments consist of repayment of our term loans and lease commitments for facilities, telephone and computer equipment. We also intend to increase marketing activities. Although we currently expect to meet the cash requirements of such commitments, expenditures and ongoing operating expenses from working capital, in order to meet our long-term liquidity needs, we may need to raise additional funds, seek an additional credit facility or seek other financing arrangements.

YEAR 2000 READINESS DISCLOSURE

         Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We use software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000. We are dependent on telecommunications vendors to maintain our network. In addition, we are dependent on financial and other information provided electronically by our vendors and partners, as well as general research information obtained electronically. We are also dependent on financial institutions involved in the processing of our customers' credit card payments for subscriptions and other products and a third party that hosts our servers.

         Over the last year we have planned and implemented a year 2000 compliance project to assess the readiness of internally-developed and third-party software, content, and business systems.

         We have substantially completed a year 2000 compliance review of our internally developed proprietary software. This review has included testing to determine how our systems will function at and beyond the year 2000. We expect to complete these tests during the summer of 1999. Since inception, we have internally developed substantially all of the systems for the operation of our Web site. These systems include the software used to provide our Web site's search, customer interaction, and transaction-processing and distribution functions, as well as monitoring and back up capabilities. Based on our assessment to date, we believe that our internally developed proprietary software is year 2000 compliant.

         We have completed a year 2000 compliance review of our content publishing system and our significant content partners, such as Media General Financial Services. Based on our assessment of their data and our publishing processes, we believe that our internally-developed database and the data provided to us from third parties is year 2000 compliant.

         We are currently assessing the year 2000 readiness of our third-party supplied software, hosting service, computer technology and other services, which include software for use in our accounting, database and security systems. The failure of such software or systems to be year 2000 compliant could have a material impact on our corporate accounting functions and the operation of our Web site. We are dependent on these third-party suppliers to correct any year 2000 compliance problems, which exposes us to certain risks. As part of the assessment of the year 2000 compliance of these systems, we have sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. We expect this assessment process to be completed during the summer of 1999. Based on the results of this assessment, we will develop and implement, if necessary, a remediation plan with respect to third-party software, third-party vendors and computer technology and services that may fail to be year 2000 compliant. We expect to complete any required remediation during the summer of 1999. At this time, the expenses associated with this assessment and potential remediation plan that may be incurred in the future cannot be determined; therefore, we have not developed a budget for these expenses. The failure of our software and computer systems and of our third-party suppliers to be year 2000 compliant would have a material adverse effect on us.

         We have completed an initial assessment of our Web sites' hardware and software to determine year 2000 compliance. All software and systems were categorized as either compliant or non-compliant. We assessed each non-compliant issue to determine how to correct for year 2000 readiness. Non-compliant software and systems have been or are expected to be corrected by the installation of a patch or the purchase and implementation of new software or equipment during the summer of 1999.

         The year 2000 readiness of the general infrastructure necessary to support our operations is difficult to assess. For instance, we depend on the integrity and stability of the Internet to provide our services. We also depend on the year 2000 compliance of the computer systems and financial services used by consumers and businesses. Thus, the infrastructure necessary to support our operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the year 2000 issues that may impact the entire infrastructure. Our ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys, and comparable industry data. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for our services and would have a material adverse effect on us.

         We have funded our year 2000 assessment activities from available working capital and have not separately accounted for these costs in the past. These costs have not been material to date.

         At this time, we have not yet developed a contingency plan to address situations that may result if our vendors or we are unable to achieve year 2000 compliance because we currently do not believe that such a plan is necessary. The cost of developing and implementing such a plan, if necessary, could be material. Any failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant could have a material adverse consequence for us. Such consequences could include difficulties in operating our Web site effectively or conducting other fundamental parts of our business.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

         We incurred net losses of $944,000 in fiscal 1997, $1.8 million in fiscal 1998, $2.3 million in fiscal 1999 and $1.8 million for the three months ended June 30, 1999. At June 30, 1999, we had an accumulated deficit of $10.3 million. We expect operating losses and negative cash flow to continue for the foreseeable future as we continue to incur significant operating expenses and to make investments to enhance Hoover's Online. We intend to substantially increase our marketing and promotional spending to increase our audience. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS WHICH MAY NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

         Our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These factors include the following factors, which are generally outside of our control:

         -  seasonal trends relating to subscriber usage of our services;

         - the demand for Internet advertising and seasonal trends relating to Internet advertising spending;

         - our ability to protect our systems from any telecommunications failures, power loss, or software-related system failures;

         - the extent to which we experience increased competition in the markets for Internet services and advertising; and

         - economic conditions specific to the Internet as well as general economic and market conditions.

         Other factors which cause our quarterly operating results to fluctuate significantly, which are at least partially under our control, include:

         -  the rate of new subscriber acquisitions;

         - the timing and effectiveness of our marketing efforts to acquire subscribers and promote our brand;

         - the timing and effectiveness of any co-branding arrangements or other strategic alliances into which we enter;

         - expenses related to upgrading our computer systems and related infrastructure; and

         -  changes in our operating expenses.

         In addition, our operating expenses are based on our expectations of our future revenues, some of which are relatively fixed in the short term. We may be unable to reduce our expenses quickly enough to offset any unexpected revenue shortfall, which could have a material adverse effect on our business, operating results and financial condition.

         Due to all of the foregoing factors and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in some future periods our quarterly operating results may fall below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

SEASONAL TRENDS IN OUR ADVERTISING REVENUES MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

         We have experienced seasonal trends in our advertising revenues and in our traffic. We believe that advertising sales in traditional media, such as television and radio, are generally lower in the first and third quarters of each calendar year. Moreover, viewer traffic on Hoover's Online and the Web sites of others with whom we license or co-brand our products is lower during the summer and year-end vacation and holiday periods when business usage of the Internet and Hoover's Online typically declines. Subscriber growth may decline during low traffic periods. Our operating results may be affected if we experience seasonality in future periods.

OUR FAILURE TO SIGNIFICANTLY INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBERS WOULD ADVERSELY AFFECT OUR BUSINESS.

         Our future success is highly dependent on attracting Internet users who are willing to subscribe to online business information services. We believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services help attract Internet users and subscribers. We intend to spend approximately $10 million on a new marketing campaign designed to increase the number of our subscribers. On a percentage basis, we do not believe that our increased marketing expense will lead to an equivalent percentage increase in new subscribers. In addition, the number of Internet users willing to pay for online business information may not continue to increase. If the market for subscription-based online business information develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost effective our operating results and financial condition may be materially and adversely affected.

         We also believe that our long-term success depends largely on our ability to retain our existing subscribers. We continue to invest significant resources in our network infrastructure and customer and technical support capabilities to provide high levels of customer service. We cannot be certain that these investments will maintain or improve subscriber retention. In addition, some new subscribers do not become consistent users of Internet services and may discontinue or limit their use of our Web site. Any loss of significant numbers of subscribers would have a material adverse effect on our business, operating results and financial condition.

WE ARE DEVELOPING NEW AND ENHANCED SERVICES AND FEATURES THAT MAY NOT BE ATTRACTIVE TO OUR EXISTING AUDIENCE AND MAY NOT INCREASE OUR AUDIENCE.

         We intend to expand the content, services and features offered on Hoover's Online by developing online resource centers in areas such as professional development and business travel. Management will spend a significant amount of time developing our online resource centers. We intend to increase substantially our marketing expenses and activities in order to publicize our new and enhanced offerings and to attract new visitors to Hoover's Online. We may not attract sponsors that provide compelling content or products for our online resource centers. Furthermore, the increase in marketing expenditures and activities may fail to attract additional viewers or may fail to attract visitors who enjoy our content and service offerings. Our business, operating results and financial condition will be adversely affected if we experience difficulties in introducing new and enhanced services or if these services are not accepted by new or existing viewers.

OUR BUSINESS INFORMATION AND SERVICES MAY NOT ATTRACT AN AUDIENCE WITH DEMOGRAPHIC CHARACTERISTICS DESIRABLE TO OUR ADVERTISERS.

         Our future success depends on our ability to deliver compelling business information and services that will attract an audience with demographic characteristics valuable to our advertisers. If we are unable to continue to develop business information and services that attract an audience desirable to advertisers, it could have a material and adverse effect on our business, operating results and financial condition.

OUR FAILURE TO SUCCESSFULLY DEVELOP OUR ADVERTISING SALES FORCE COULD REDUCE OUR ADVERTISING REVENUES OR LIMIT THE GROWTH OF OUR ADVERTISING REVENUES.

         Currently, we are developing and expanding our own advertising sales force. We intend to significantly increase our sales force. Our business would be adversely affected if we do not develop and maintain an effective advertising sales force. We depend on our sales force to sell advertising and sponsorships on Hoover's Online. This involves a number of risks, including:

         - we may not be able to hire, retain, integrate and motivate additional advertising sales personnel in light of intense competition from other companies;

         - new advertising sales personnel generally require a significant amount of time to become productive; and

         - our advertising sales force has only recently begun selling sponsorships.

FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING ENVIRONMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

         If advertisers perceive the Internet in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, radio, and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, no standards have been widely accepted to measure the effectiveness of advertising on the Internet. If widely accepted standards do not emerge, existing advertisers may discontinue or decrease their Internet advertising. If standards emerge and we are unable to offer advertisers effective advertising options as measured by the standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business, operating results and financial condition would be materially and adversely affected if the market for Internet advertising declines or develops more slowly than expected.

         Different pricing models are used to sell advertising on the Internet. Prevalent pricing models consist of cost per click through, cost per thousand impressions, cost per placement and e-commerce or transaction share. We currently use all of these models except for cost per click through. If our base audience decreases, we will have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. Cost per placement is a relatively new model and advertisers may not accept it. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we don't attract a sufficiently large audience willing to purchase from our advertisers, our revenues generated from advertisements sold under this model will decrease.

         It is difficult to predict which advertising pricing models, if any, will emerge as industry standards. This uncertainty makes it difficult to project our future advertising rates and revenues. We cannot assure you that we will be successful under alternative pricing models that may emerge. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of Internet advertising, which could materially and adversely affect our advertising revenues.

IF WE ARE NOT SUCCESSFUL IN INCREASING BRAND AWARENESS OF, AND TRAFFIC TO, HOOVER'S ONLINE, OUR BUSINESS WOULD BE MATERIALLY AND ADVERSELY AFFECTED.

         The future success of Hoover's Online will depend, in part, on our ability to increase our brand awareness. In order to build brand awareness and increase traffic to Hoover's Online, we must succeed in our marketing efforts and provide high-quality services. As part of our brand-building efforts, we have substantially increased our marketing budget, and we intend to spend approximately $10 million on a new marketing campaign. Our ability to increase advertising and subscription revenues from Hoover's Online will depend in part on the success of this marketing campaign and our ability to increase the number of visitors and subscribers to our Web site. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness and traffic to our Web site, our business, operating results and financial condition would be materially and adversely affected.

INCREASED COMPETITION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Many Web sites compete for the attention and spending of businesspeople and advertisers, particularly in the business information area. We expect this competition to continue to increase. We compete for subscribers, visitors, advertisers, and content providers with many types of companies, such as:

         - tiered Web sites focused on business, such as The Wall Street Journal Interactive Edition;

         - providers of company information, such as Dun & Bradstreet, MarketGuide and Standard & Poor's;

         - providers of proprietary business information, such as Bloomberg Business News, Dow Jones and Reuters News Service;

         - business information aggregators, such as Dialog, LEXIS-NEXIS and OneSource;

         -  consumer-oriented Web sites, such as Excite and Lycos; and

         -  other Web sites with a business orientation or a business channel.

         We also compete with a number of organizations with whom we have strategic relationships, including THE WALL STREET JOURNAL, LEXIS-NEXIS and Bloomberg. We form strategic relationships with these organizations in order to increase the size of our audience by introducing Hoover's Online to a greater number of people. Hoover's information is valued by these organizations and is licensed to them. If these entities view us as a substantial competitive threat, they may not renew any strategic relationship agreements currently in place and our audience may decrease.

         Some of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, including offering their business information for free, and make more attractive offers to existing and potential new employees, businesses with whom we have strategic relationships and advertisers. Our competitors may develop content that is equal or superior to ours or that achieves greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, visitors or staff, which could materially adversely affect our business, operating results and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition.

OUR FUTURE SUCCESS DEPENDS ON OUR EDITORIAL STAFF.

         We depend upon the efforts of our editorial staff to produce original, timely, comprehensive and trustworthy content. Competition for these personnel is intense, and we may not be able to retain existing or attract additional highly qualified staff in the future. If we lose the services of a significant number of our editorial staff or are unable to continue to attract additional qualified staff, our business, operating results and financial condition could be materially and adversely affected.

RAPID GROWTH IN OUR FUTURE OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

         We have experienced rapid growth in our operations. We expect that the number of our employees will continue to increase for the foreseeable future. This rapid growth has placed, and any additional growth will continue to place, a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing organization. We will also have to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results and financial condition could be materially and adversely affected.

WE ARE DEPENDENT ON OUR STRATEGIC RELATIONSHIPS AND OUR BUSINESS WOULD BE MATERIALLY AND ADVERSELY AFFECTED IF WE WERE TO LOSE OUR EXISTING
RELATIONSHIPS OR FAIL TO GAIN ADDITIONAL STRATEGIC RELATIONSHIPS.

         We depend on the following strategic relationships:

         - CONTENT PROVIDERS. A number of organizations provide us with content that we integrate into our products. If our relationships with these content providers were terminated, we would have to extract their information from our products and services. We may also need to locate alternate content providers and integrate their information into our products and services. Extracting previously integrated information, locating a new provider and integrating their information may take time and may interrupt the provision of affected services. We cannot assure you that we would be able to replace the content we currently receive from our content providers in a timely manner.

         - LICENSEES. We license our proprietary information to a number of organizations. If any of these licensees were to terminate their agreements with us, we may experience a decrease in our overall revenues. Termination of our license agreements may also adversely affect our reputation.

         - MARKETING RELATIONSHIPS. We have various marketing relationships with other Web sites pursuant to which they display our content and logo and provide a link back to Hoover's Online. The success of each of our marketing relationships depends on the amount of increased viewer traffic we receive from that organization's Web site. These relationships may not generate the number of new viewers that we expect. Termination of our marketing relationships may decrease the number of visitors to our Web site and may adversely affect our revenues.

         - SPONSORS. To facilitate the expansion of our services and features, we are seeking sponsors for resource centers we are developing for Hoover's Online. We do not currently have resource centers. A resource center is a location on the Web site to be dedicated to a specific topic, such as professional development or business travel. Sponsors may provide content and/or advertising for the resource center. In return, sponsors would receive the opportunity to interact with visitors to the resource center. We believe that those sponsors who provide content will increase their opportunity for visitor interaction. The success of our sponsorship relationships will depend on the quality of the content and products that the sponsors provide. If we fail to attract sponsors for our online resource centers or if our sponsors fail to provide content and products attractive to our audience, we may lose subscribers and our audience may be reduced.

         In June 1999, Knowledge Net Holdings agreed to purchase from us at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services from October 1, 1999 to September 30, 2001. In addition, it agreed to spend $250,000 of the $2.0 million by December 1999. We have agreed with Knowledge Net to determine by March 31, 2000 what services will be provided to Knowledge Net and to provide those services at the market rate prevailing at that time. Under the terms of this contract, either party may terminate the agreement for a material breach of the contract by or upon the bankruptcy or insolvency of the other party. If we are unable to determine which services will be purchased or at what rate they are to be provided, we may not obtain the anticipated benefits of this contract.

         Many companies that we may approach for a strategic relationship may have conflicting relationships with others. As a result, these companies may be reluctant to enter into strategic relationships with us. Our business, operating results and financial condition could be materially and adversely affected if we do not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if our strategic relationships do not result in an increase in the number of subscribers or traffic to Hoover's Online. In addition, strategic relationships may be difficult to implement and may not provide the anticipated benefits.

WE HAVE INSTALLED NEW HARDWARE AND SOFTWARE SYSTEMS FOR OUR WEB SITE THAT WE MAY NOT BE ABLE TO IMPLEMENT EFFECTIVELY.

         We have recently upgraded and expanded our hardware and software systems to service the increased levels of traffic on our Web site and to support new high-performance applications. In addition, we are implementing a new content management system. We have and will continue to rely upon third-party consultants for some of this work. We expect total expenditures to be approximately $1.3 million to $1.8 million for these upgrades and expansions of our hardware and software systems. We may not be able to complete these installations in a timely manner, and our personnel may be unable to manage the new systems effectively. Any delay in installing new systems or in our ability to integrate the systems into our operations could delay our offering of new and enhanced services. Additionally, the new systems may fail to perform as we expect. Material deviations from our expectations could require us to incur significant expenses to correct, upgrade or replace the new systems.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS OR SYSTEM FAILURES THAT COULD DAMAGE OUR BUSINESS.

          If our systems cannot be expanded to cope with increased demand or fail to perform effectively, we could experience:

         -  disruptions in service;

         -  slower response times;

         -  reduced customer satisfaction; or

         -  delays in the introduction of new products and services,

any of which could impair our reputation, damage the Hoover's brand and materially and adversely affect our business, operating results and financial condition.

         Our ability to provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Hoover's Online experienced one major interruption due to a power outage in Austin, Texas in September 1997. As a result of this interruption, our servers were inaccessible beginning from the moment the back-up generators of our hosting facility expired until power was restored. We have also experienced minor interruptions due to software bugs and upgrades and disk drive failures. These minor interruptions temporarily limited the capacity of our current technology infrastructure and resulted in increased calls to our customer service personnel. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We currently do not have complete redundancy and we do not have alternative providers of hosting services that are available on short-term notice. We are still developing a formal disaster recovery plan. We cannot assure you that any plan we adopt will be sufficient. We do not carry sufficient business interruption insurance to compensate for losses that could occur.

WE MAY BE SUBJECT TO LEGAL CLAIMS IN CONNECTION WITH THE CONTENT WE PUBLISH AND DISTRIBUTE.

         We may be subject to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web site, on the Web sites of others with whom we license or co-brand our products or in our books. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from Hoover's Online through links to other Web sites. Our insurance may not adequately protect us against these types of claims.

CONCERNS REGARDING SECURITY OF TRANSACTIONS AND TRANSMITTING CONFIDENTIAL INFORMATION OVER THE INTERNET MAY NEGATIVELY IMPACT OUR REVENUES.

         We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers from engaging in online transactions. If we do not add sufficient security features to Hoover's Online, our revenues generated from subscriptions and e-commerce may decline or there may be additional legal exposure to us.

         Our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. As e-commerce becomes more prevalent, our audience will become more concerned about security. If we do not adequately address these concerns, our business, operating results and financial condition could be materially and adversely affected.

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

         Our future success will depend, in substantial part, on the continued service of our senior management, particularly Patrick J. Spain, our Chairman of the Board, President and Chief Executive Officer. None of our senior management has entered into an employment agreement with us. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel could have a material and adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified technical, customer support, financial and accounting and managerial personnel. Competition for these personnel is intense, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

         We plan to acquire or make investments in complementary businesses, products and technologies. Future acquisitions and investments are subject to the following risks:

         - acquisitions may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

         - we may not be able to integrate successfully the services, content, products and personnel of any acquisition into our operations;

         - we may be required to incur debt or issue debt or equity securities, which may be dilutive to existing stockholders, to pay for acquisitions. We also may be required to assume debt or contingent liabilities, amortize goodwill and other intangibles or write-off in-process research and development and other acquisition-related expenses; and

         - we may not derive the intended benefits of any acquisition and we may lose our entire investment.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD-PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES.

         We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy, licensing agreements and restrictions on disclosure to protect our intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the content on our Web site or our other intellectual property without authorization. We cannot assure you that our precautions will prevent misappropriation or infringement of our intellectual property. Failure to protect our intellectual property in a meaningful manner could have a material and adverse effect on our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of management and other resources, either of which could have a material adverse effect on our business, operating results and financial condition.

         Because we license some data and content from third parties, such as Media General Financial Services, our exposure to copyright infringement actions may increase. We rely upon these third parties as to the origin and ownership of licensed content. We generally obtain representations as to the origins and ownership of licensed content and generally obtain indemnification to cover any breach of any representations. However, we cannot assure you that these representations will be accurate or that indemnification will be sufficient to provide adequate compensation for any breach of these representations.

         We cannot assure you that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could materially adversely affect our business, operating results and financial condition. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event a claim of infringement is successful and we fail or are unable to introduce new content, develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, operating results and financial condition could be materially and adversely affected.

PROBLEMS RELATING TO THE "YEAR 2000 ISSUE" COULD ADVERSELY AFFECT US.

         Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. Over the last year we have planned and implemented a year 2000 compliance project to assess the readiness of internally-developed and third-party software, content, and business systems. The "year 2000 issue" may affect several areas, including:

         INTERNALLY DEVELOPED SOFTWARE. We have substantially completed a year 2000 compliance review of our internally developed proprietary software. This review has included testing to determine how our systems will function at and beyond the year 2000. We expect to complete these tests during the summer of 1999. Based on our assessment to date, we believe that our internally developed proprietary software is year 2000 compliant.

         CONTENT PUBLISHING SYSTEM AND CONTENT PROVIDERS. We have completed a year 2000 compliance review of our content publishing system and our significant content providers. Based on our assessment of their data and our publishing processes, we believe that our internally-developed database and the data provided to us from third parties is year 2000 compliant.

         THIRD-PARTY SUPPLIERS. We are currently assessing the year 2000 readiness of our third-party supplied software, computer technology and other services, which include software for use in our accounting, database and security systems. The failure of such software or systems to be year 2000 compliant could have a material impact on our corporate accounting functions and the operation of our Web site. As part of the assessment of the year 2000 compliance of these systems, we have sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. We expect this assessment process to be completed during the summer of 1999. We expect to complete any required remediation during the summer of 1999. At this time, the expenses associated with this assessment and potential remediation plan that may be incurred in the future cannot be determined; therefore, we have not developed a budget for these expenses. The failure of our software and computer systems and of our third-party suppliers to be year 2000 compliant would have a material adverse effect on us.

         WEB SITE UPGRADES. We completed an initial assessment of our hardware and software to determine year 2000 compliance. All software and systems were categorized as either compliant or non-compliant. We assessed each non-compliant issue to determine how to correct for year 2000 readiness. Non-compliant software and systems have been or are expected to be corrected by the installation of a patch or the purchase and implementation of new software or equipment during the summer of 1999. Our recent Web server upgrades were performed to accommodate growth in our business and to provide greater scalability, not in response to year 2000 compliance requirements. We believe our upgraded servers are year 2000 compliant. At this time, we have not yet developed a contingency plan to address situations that may result if our vendors or we are unable to achieve year 2000 compliance because we currently do not believe that such a plan is necessary. The cost of developing and implementing such a plan, if necessary, could be material. Any failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant could have a material adverse consequence for us. Consequences may include difficulties in operating our Web site effectively or conducting other fundamental parts of our business. For instance, we rely on computer-based systems for our day-to-day operations. In a worst case scenario, we could lose the ability to serve the Web site and account billing would not be processed correctly.

RISKS RELATED TO THE INTERNET INDUSTRY

WE DEPEND ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE
INTERNET.

         The Internet-based information market is new and rapidly evolving. Our business would be materially adversely affected if Internet usage does not continue to grow or grows more slowly than anticipated. Internet usage may be inhibited for a number of reasons, including:

         -  inadequate network infrastructure;

         -  security concerns;

         -  inconsistent quality of service, and

         - unavailability of cost-effective, high-speed access to the Internet.

         Our audience depends on Internet service providers, online service providers and other Web site operators for access to Hoover's Online. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failure unrelated to our systems. These occurrences could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

WE CANNOT PREDICT THE SIZE OR VIABILITY OF THE ONLINE INFORMATION SERVICES
MARKET.

         The market for our online business information services is rapidly evolving and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, demand and market acceptance for recently introduced services is subject to a high level of uncertainty and risk. Because the market for online business information services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. We cannot assure you that the market for our online business information services will continue to develop. If the use of online business information services fails to continue to grow, our ability to establish other online services would be materially and adversely affected. In addition, our business strategy includes extending our online business information services model to additional segments of business information. We cannot assure you that we will be successful in our efforts.

IF WE CANNOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND DEMANDS OF OUR CUSTOMERS, WE MAY BE UNABLE TO ENHANCE OUR EXISTING SERVICES OR INTRODUCE NEW SERVICES.

         The market in which we operate is characterized by rapidly changing technology, evolving industry standards, frequent new service announcements, introductions and enhancements and evolving customer demands. These market characteristics are exacerbated by the emerging nature of the Internet and the electronic distribution of business information. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings. Our inability to adapt successfully to these changes in a timely manner could have a material and adverse effect on our business, operating results and financial condition. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services. Any enhancements to existing services may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL
UNCERTAINTIES.

         The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material and adverse effect on our business, operating results and financial condition. In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone service. As a result, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth in the Internet. Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of Texas, governments of other states, the United States or foreign countries might attempt to regulate our service or levy sales or other taxes on our activities. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels. As a result, Internet companies like us that are based in Texas may be at a competitive disadvantage to Internet companies based outside of Texas with respect to sales to Texas-based customers. We cannot assure you that violations of local or other laws will not be alleged or charged by governmental authorities, that we might not unintentionally violate these laws or that in the future these laws will not be modified or new laws enacted. Any of these developments could have a material and adverse effect on our business, operating results and financial condition.

PRIVACY CONCERNS MAY PREVENT OUR USE OF COOKIES.

         Web sites typically place information known as cookies on a user's hard drive without the user's knowledge or consent. Web sites use cookies for a variety of reasons. This technology enables our subscribers to access our premium services without entering their password upon each visit. Additionally, it allows us to limit the frequency with which a viewer is shown a particular ad. Any reduction or limitation in the use of cookies could adversely affect our ability to target advertising effectively. Commonly used Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Hoover's has floating rate borrowings and capital lease obligations which result in the risk that interest expense or the fair value of capital lease obligations might be impacted by changes in market interest rates. However, because these borrowings are not significant, market risks related to financial instruments are not material.

         On July 26, 1999, upon the closing of our initial public offering of common stock, we received $48 million in proceeds from the underwriters of the offering. To date, these proceeds have been invested in money funds backed by short-term government securities and other short-term, investment-grade, interest bearing instruments. Market risks related to these financial instruments are not material.

         Additional information related to quantitative and qualitative disclosures regarding market risk is set forth in the risk factors under Item 2 above. Such information is incorporated by reference herein.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not currently subject to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, was July 20, 1999. We sold a total of 3,737,500 shares of our common stock to an underwriting syndicate. The managing underwriters were J.P. Morgan Securities Inc., Lehman Brothers Inc., Volpe Brown Whelan & Company, LLC and Wit Capital Corporation. The offering commenced and was completed on July 21, 1999, at a price of $14.00 per share. The initial public offering resulted in gross proceeds of $52.3 million, $3.7 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $750,000. Our proceeds were approximately $48 million. Upon receipt on July 26, 1999, these proceeds were invested in government securities and other short-term, investment-grade, interest bearing instruments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Stockholders held on June 8, 1999 in New York, New York, our stockholders voted on the following matters (share amounts do not reflect the 2-for-1 stock split effected as a dividend paid on June 8, 1999 or a
 .75-for-1 reversed stock split effective as of June 29, 1999.)

          1. THE ELECTION OF DIRECTORS TO HOLD OFFICE UNTIL THE 2001 ANNUAL MEETING OF STOCKHOLDERS. The nominees of the board of directors were elected.


Name of Nominee               Number of Votes For     Number of Votes Witheld
-------------------------     -------------------     -----------------------
Patrick J. Spain                   3,990,813                677,537



William S. Berkley                 3,990,813                677,537

Alan Chai                          3,990,813                677,537

Thomas J. Hillman                  3,990,813                677,537

Gary E. Hoover                     3,990,813                677,537

Laurence J. Kirshbaum              3,990,813                677,537

Stephen R. Zacharias               3,990,813                677,537

         2. APPROVAL OF AN AMENDMENT OF OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION. We have included a description of the Amended and Restated Certificate of Incorporation, as amended, in our registration statement filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, and we have filed the form of Amended and Restated Certificate of Incorporation as
Exhibit 3.1 to that registration statement. The amendment was approved.

Number of Votes For                                    4,025,523

Number of Vote Against                                     0

Number of Abstentions                                    642,827

         3. APPROVAL OF A FORM OF INDEMNIFICATION AGREEMENT BETWEEN HOOVER'S AND OUR DIRECTORS AND EXECUTIVE OFFICERS. We have filed the form of Indemnification Agreement as Exhibit 10.6 to our registration statement filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering. The form of Indemnification Agreement was approved.

Number of Votes For                                    4,010,413

Number of Vote Against                                     0

Number of Abstentions                                   657,937

         4. APPROVAL OF ADOPTION OF THE HOOVER'S, INC. 1999 STOCK INCENTIVE PLAN. We have included a description of the Hoover's, Inc. 1999 Stock Incentive Plan in our registration statement filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, and we have filed the 1999 Stock Incentive Plan as Exhibit 10.7 to that registration statement. The adoption of the 1999 Stock Incentive Plan was approved.

Number of Votes For                                    4,010,413

Number of Vote Against                                     0

Number of Abstentions                                   657,937

         5. APPROVAL OF ADOPTION OF THE HOOVER'S, INC. 1999 STOCK PURCHASE PLAN. We have included a description of the Hoover's, Inc. 1999 Stock Purchase Plan in our registration statement filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock. The adoption of the 1999 Stock Purchase Plan was approved.

Number of Votes For                                    4,039,613

Number of Vote Against                                     0

Number of Abstentions                                   628,737

         Through an action by written consent of stockholders dated June 28, 1999, our stockholders voted on the following matters (share amounts reflect the 2-for-1 stock split effected as a dividend paid on June 8, 1999 but do not reflect a .75-for-1 reversed stock split effective as of June 29, 1999.)

         1. APPROVAL OF AN AMENDMENT OF OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION. We amended our Amended and Restated Certificate of Incorporation to effect a .75-for-1 stock split of our common stock. The amendment was approved.

Number of Votes For                                    10,721,887

Number of Abstentions                                  2,680,472

         2. APPROVAL AND RATIFICATION OF OUR AMENDED AND RESTATED BYLAWS. We have included a description of the Amended and Restated Bylaws, as amended, in our registration statement filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, and we have filed the form of Amended and Restated Certificate of Incorporation as Exhibit 3.3 to that registration statement. The Amended and Restated Bylaws were approved and ratified.

Number of Votes For                                    10,721,887

Number of Abstentions                                  2,680,472

         3. RATIFICATION OF JUNE 1999 COMMON STOCK ISSUANCES. We have included a description of the sales of common stock to National Broadcasting Corporation, Wit Capital Corporation, KnowledgeNet Holdings, L.L.C. and Nextera Enterprises, Inc. in our registration statement filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock. The stock issuances were ratified.

Number of Votes For                                    10,721,887

Number of Abstentions                                  2,680,472

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibit is filed as part of this report:

              27.1 Financial Data Schedule (EDGAR version only)

         (b) There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOOVER'S, INC


                                       By:        /s/  Lynn Atchison
                                           -----------------------------------
                                                       Lynn Atchison
                                                 SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

       August 17, 1999                         /s/  Patrick J. Spain
-----------------------------------    ----------------------------------------
                  Date                                Patrick J. Spain
                                                   CHAIRMAN OF THE BOARD,
                                                  CHIEF EXECUTIVE OFFICER
                                                       AND PRESIDENT
                                               (PRINCIPAL EXECUTIVE OFFICER)

       August 17, 1999                         /s/  Lynn Atchison
-----------------------------------    ----------------------------------------
                  Date                                 Lynn Atchison
                                                 SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL ACCOUNTING OFFICER)