Form 10-Q
period 1999-09-30
HOOVERS INC
filed 1999-11-15
CIK 1036584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1999
                                -----------------------------------------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from                                               to
                            ----------------------     ------------------------
Commission file number:
                         ------------------------------------------------------

                                 HOOVER'S, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  74-2559474
--------------------------------      ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1033 La Posada Drive, Suite #250, Austin, Texas                   78752
-----------------------------------------------          ---------------------
   (Address of principal executive offices)                     (Zip Code)

                                (512) 374-4500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

As of September 30, 1999, 12,166,838 shares of the registrant's common stock were outstanding, net of 150,000 shares of Treasury Stock.
-------------------------------------------------------------------------------

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Balance Sheets at September 30, 1999 and March 31, 1999.....      3

          Statements of Operations for the Three and Six months
            ended September 30, 1999 and 1998.........................      4

          Statements of Cash Flows for the Six months ended
            September 30, 1999 and 1998...............................      5

          Notes to Financial Statements...............................      6

Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............      8

Item 3    Quantitative and Qualitative Disclosures About Market Risk..     25

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings...........................................     26

Item 2    Changes in Securities and Use of Proceeds...................     26

Item 3    Defaults Upon Senior Securities.............................     26

Item 4    Submission of Matter to a Vote of Securities Holders........     26

Item 5    Other Information...........................................     26

Item 6    Exhibits and Reports on Form 8-K............................     26

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 HOOVER'S, INC.

                                 BALANCE SHEETS


                                                                    SEPTEMBER 30,1999   MARCH 31, 1999
                                                                    -----------------   --------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................     $62,440,210        $7,814,434
  Accounts receivable, less allowance for doubtful
    accounts of $94,902 and $32,886 at September 30 and
    March 31, 1999, respectively..................................       1,249,652           866,103
  Book inventory, less allowances for excess and
    obsolete inventory of $95,738 and $78,025 at September 30
    and March 31, 1999, respectively..............................          46,784            83,513
  Prepaid expenses and other current assets.......................       1,907,602            88,920


Total current assets..............................................      65,644,248         8,852,970
Property, plant and equipment:
  Computer and office equipment...................................       2,445,635         1,493,124
  Equipment under capital lease...................................         147,028           147,028
  Furniture and fixtures..........................................         448,718           344,723
                                                                    --------------------------------
                                                                         3,041,381         1,984,875
  Less accumulated depreciation...................................      (1,376,661)         (888,296)
                                                                    --------------------------------
    Total property, plant and equipment...........................       1,664,720         1,096,579
Other assets......................................................       1,223,627           126,790
Total assets......................................................     $68,532,595       $10,076,339
                                                                    ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and commissions................................      $3,997,201          $460,128
  Accrued expenses................................................       1,457,560           693,554
  Current portion of long-term debt and capital leases............          25,897           376,578
  Deferred revenue................................................       2,169,676         1,618,000
                                                                    --------------------------------
Total current liabilities.........................................       7,650,334         3,148,260
Bank term loan, less current portion..............................               0            97,628
Obligations under capital leases, less current portion............          57,230            70,236
                                                                    --------------------------------
Total liabilities.................................................       7,707,564         3,316,124

Stockholders' equity:
  Common stock, $.01 par value, 150,000,000 shares
    authorized 12,316,838 and 7,090,725 shares issued
    at September 30 and March 31, 1999, respectively..............         123,168            70,907
  Additional paid-in capital......................................      76,705,911        18,066,854
  Unearned stock compensation.....................................      (2,272,663)       (2,763,999)
  Accumulated deficit.............................................     (13,581,385)       (8,463,547)
  Treasury stock at cost 150,000 shares...........................        (150,000)         (150,000)
                                                                    --------------------------------
Total stockholders' equity........................................      60,825,031         6,760,215
                                                                    --------------------------------
Total liabilities and stockholders' equity........................     $68,532,595       $10,076,339
                                                                    ================================

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                              -----------------------------------------------
                                               SEPTEMBER     SEPTEMBER     SEPTEMBER     SEPTEMBER
                                                30, 1999      30, 1998      30, 1999      30, 1998
                                               ---------     ---------     ---------     ---------
Revenues:
  Online information sales.................   $ 2,611,134   $ 1,585,939   $ 4,842,234   $ 2,813,899
  Advertising, sponsorship, e-commerce.....     1,059,058       183,890     1,605,048       383,409
  CD-ROM and print.........................       157,893       289,788       546,109       721,446
                                              -----------------------------------------------------
Total revenues.............................     3,828,085     2,059,617     6,993,391     3,918,754
  Provision for returns of print products..        (5,951)      (45,479)      (19,784)      (74,067)
                                              -----------------------------------------------------
Net revenues...............................     3,822,134     2,014,138     6,973,607     3,844,687
  Cost of revenues.........................    (1,666,481)   (1,361,169)   (3,103,209)   (2,558,743)
                                              -----------------------------------------------------
Gross profit...............................     2,155,653       652,969     3,870,398     1,285,944

Expenses:
  Product development......................       811,677       130,525     1,474,769       221,359
  Sales and marketing......................     3,233,869       526,184     4,550,267     1,052,687
  General and administrative...............     1,528,266       927,410     2,687,222     1,696,491
  Non-cash compensation....................       479,448             0       958,896             0
                                              -----------------------------------------------------
Total expenses.............................     6,053,260     1,584,119     9,671,154     2,970,537
Operating loss.............................    (3,897,607)     (931,150)   (5,800,756)   (1,684,593)
Interest income ...........................       592,989        42,133       696,207        86,168
Interest expense...........................        (1,525)      (14,871)      (13,288)      (23,519)
                                              -----------------------------------------------------
Net loss...................................   $(3,306,143)  $  (903,888)  $(5,117,837)  $(1,621,944)
                                              =====================================================

Basic and diluted net loss per share.......   $     (0.29)  $     (0.18)  $     (0.55)  $     (0.32)
                                              =====================================================

Shares used in computation of basic and
diluted loss per share.....................    11,327,585     5,138,715     9,316,895     5,106,454

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                 ------------------------------
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1999             1998
                                                                     ----             ----
OPERATING ACTIVITIES
Net loss...................................................       $(5,117,837)     $(1,621,944)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................           687,742          146,717
  Amortization of unearned stock compensation, net.........           958,896                -
  Changes in operating assets and liabilities:
     Accounts receivable...................................          (383,548)          95,040
     Inventories...........................................            36,729           92,671
     Prepaid expenses and other current assets.............        (1,968,485)          12,471
     Accounts payable and commissions......................         3,537,073          129,536
     Accrued expenses......................................           764,005          (79,179)
     Deferred revenue......................................           551,675          579,787
                                                                  -----------------------------
Net cash used in operating activities......................          (933,750)        (644,901)

INVESTING ACTIVITIES
Purchases of property, plant and equipment.................        (1,056,507)        (353,560)
                                                                  -----------------------------
Net cash used in investing activities......................        (1,056,507)        (353,560)

FINANCING ACTIVITIES
Payments on bank term loans................................          (447,628)         361,210
Payments on capital leases.................................           (13,686)               -
Proceeds from capital leases...............................                 -           14,423
Net proceeds from capital stock transactions...............        57,077,348          181,949
                                                                  -----------------------------
Net cash provided (used) by financing activities...........        56,616,033          557,582

Increase (decrease) in cash and cash equivalents...........        54,625,776         (440,879)
Cash and cash equivalents at beginning of period...........         7,814,434        3,860,150
                                                                  -----------------------------

Cash and cash equivalents at end of period.................       $62,440,210      $ 3,419,270
                                                                  =============================


SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

     The interim financial statements as of and for the three and six month periods September 30, 1999 and 1998 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.

     The balance sheet at September 30, 1999, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     For further information, refer to the financial statements and related notes included in our Registration Statement on Form S-1.


2.  CAPITAL STOCK AND STOCK PLANS

     In June 1999, the stockholders approved an increase in authorized common stock, allowing Hoover's to effect a two-for-one split of the common stock, which was approved by the board of directors in May 1999. Also in June 1999, the stockholders approved a .75-for-one reverse split of the common stock. All share and per share amounts in the financial statements and accompanying notes reflect both the stock split and the reverse stock split.

     Of the stock options granted to employees during the three months ended June 30, 1999, for 264,000 shares of common stock, 52,500 had exercise prices below the deemed fair market value of the underlying shares of common stock on the date of grant. As a result, Hoover's recorded unearned stock compensation of $468,000 in April 1999. During the year ended March 31, 1999, the company recorded $3.2 million of unearned stock compensation. $479,000 was amortized to non-cash compensation during each of the three months ended June 30 and September 30, 1999. The remaining unearned compensation will be recognized as non-cash compensation over the remaining vesting period of the options of approximately four years.

     On June 11, 1999, we sold 206,044 shares of common stock to NBC for $1.5 million. We also entered into a strategic agreement with NBC to license a portion of our content for distribution and marketing by NBC, CNBC and CNBC.com. We recorded deferred costs of approximately $1.2 million dollars in connection with this transaction. This amount will be amortized over the period covered by the strategic agreement. Also on June 11, 1999, we sold an aggregate of 1,022,727 shares of common stock to Knowledge Net Holdings, L.L.C., an indirect subsidiary of Knowledge Universe, Inc., and to Nextera Enterprises, Inc., a company controlled by Knowledge Universe, for $7.4 million. We recorded this transaction as a $7.4 million addition to equity. Knowledge Net Holdings has committed to purchase $2.0 million of services from Hoover's, beginning in 1999, which may include advertising on our Web site, sponsorship of feature or content areas of our Web site, licensing of our company or industry information and/or enterprise subscriptions.

     In June 1999, in connection with our anticipated initial public offering of our common stock, the stockholders approved the 1999 Employee Stock Purchase Plan (the Stock Purchase Plan) and we reserved 150,000 shares of our common stock. The Stock Purchase Plan allows our eligible employees to purchase shares of common stock at a purchase price equal to 85% of the fair market value of our common stock. In no event, however, may any participant purchase more than 600 shares, nor may all participants in the aggregate purchase more than 75,000 shares, on any one semi-annual purchase date. In addition, the stockholders approved the 1999 Stock Option Plan (the Plan) which is intended to serve as the successor plan to our previous stock option plans. The Plan provides for discretionary option grants and stock issuances to employees and non-employee board members and consultants, as well as automatic option grants to non-employee board members. The Plan contains provisions for salary investment and director fee option grant programs. Initially, 2.9 million shares were reserved for issuance under this Plan.

     During July 1999, we completed an initial public offering of 3,737,500 shares of our common stock, which yielded net proceeds of approximately $48 million.


3.  BANK OBLIGATIONS

     During the quarter ended September 30, 1999, we repaid in full the outstanding balance on all bank loans.


4.  RELATED PARTY TRANSACTIONS

     We purchase certain information included in our databases from a subsidiary of a stockholder. Hoover's paid approximately $75,000 and $38,000 during the three months ended September 30, 1999 and 1998, and $167,000 and $77,000 during the six months ended September 30 1999 and 1998, respectively, for this information. We had outstanding amounts payable of approximately $45,000 and $14,000 at September 30, 1999 and 1998, respectively, to a vendor who is also a stockholder.

     We have a commitment from a stockholder to purchase from us at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services from 1999 through September 30, 2001. For the quarter ended September 30, 1999, we recognized $100,000 of advertising revenues and $14,000 from content licensing fees pursuant to this agreement.

     As part of our strategic agreement with NBC to license a portion of our content for distribution and marketing by NBC, CNBC and CNBC.com, we are amortizing $1.2 million in deferred costs. Included in sales and marketing expenses for the three and six months ended September 30, 1999, is amortization of $150,000 and $199,000 related to this agreement.

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

OVERVIEW

     Hoover's is an Internet provider of business information designed to meet the diverse needs of business organizations, businesspeople and investment professionals worldwide. We were incorporated in 1990 as The Reference Press, Inc., and our staff of writers and editors created and published reference and trade books containing our proprietary information on companies and industries. Recognizing that our company and industry profiles would be important resources for online and emerging Internet users, we licensed our database for distribution on America Online in 1993 and launched Hoover's Online in 1995. As the Internet has become widely accepted, we have shifted our focus from publishing only company and industry information in traditional print media to providing high-quality, low-cost business information via the Internet.

     We have recently expanded Hoover's Online. We have added in-depth business news, professional and career development information, personal finance resources, business travel information, and a directory of more than 15,000 best-of-their-kind Web-based business resource links. In order to increase the frequency of visits to the site, we have added a service that allows visitors to receive customized e-mail alerts to news on topics that they have designated. We have also added a portfolio feature that allows our customers to track companies of interest to them. Our proprietary database now contains information on more than 300 industries and approximately 15,000 public and private enterprises worldwide. In addition, we have expanded our coverage by licensing additional company information bringing our total coverage to more than 50,000 enterprises. Our proprietary database contains increasing information on non-US companies and we maintain a related Web site, Hoovers Online - UK, to meet the needs of non-US customers. We also distribute some of our information through wireless devices.

     Our revenues are derived from online information sales, consisting of individual and enterprise subscriptions and licenses of our editorial content; advertising, sponsorship and e-commerce; and sales of our company information on CD-ROM and in print.

ONLINE INFORMATION SALES

     We derive revenues from individual and enterprise subscriptions. Individual subscriptions are currently sold directly on our Web site for $14.95 per month or $109.95 per year. We periodically offer pricing discounts and promotions to new subscribers in order to introduce our product and services. These offers usually run for a short duration. We also offer annual enterprise subscriptions ranging from $1,500 for 10 seats to $30,000 for 1,000 seats per year. In addition, larger enterprise subscriptions are sold using a negotiated price, based on the number of seats. We recognize subscription revenues on a monthly basis, and we record annual individual and enterprise subscriptions as deferred revenues which are amortized into revenues over the term of the subscription. We also currently derive revenues by licensing portions of our database for re-distribution through customized data feeds to online services. Our licensing fees vary depending on factors such as the number of users and the amount of proprietary content licensed. Licensing agreements may be structured as fixed monthly fees or negotiated revenue sharing. We have migrated several of these arrangements away from licensing contracts to Hoover's Online enterprise subscriptions in order to be consistent with our goal of providing the highest level of service to the end user.

ADVERTISING, SPONSORSHIPS AND E-COMMERCE

     We derive revenues from the sale of banner and button advertisements, sponsorships, and e-commerce on our Web site. Advertisement and sponsorship prices are based on a price per thousand impressions or a fixed monthly fee. Revenues are recognized as the impressions are delivered or ratably over the contract period, provided that no significant obligations remain. We also derive e-commerce revenues from advertisers and other partners who pay either a fee per transaction or a percentage of sales generated directly from their advertisement on our Web site or from their special sponsorship of an area within our Web site.

CD-ROM AND PRINT SALES

     We sell CD-ROMs and print products containing company information. We recognize these revenues when the goods are shipped. For our sale of CD-ROMs and print products, we provide an allowance for returns when the products are shipped.

COSTS AND EXPENSES

     Our cost of revenues includes editorial personnel costs, expenses associated with licensing of third-party content, direct expenses associated with our Web site, such as hosting, and other service fees and commissions paid to advertising agencies. Our product development expenses include technology personnel costs and related consulting fees. Sales and marketing expenses include sales and marketing personnel costs, including commissions, as well as all marketing, advertising and promotional expenses. General and administrative expenses consist of compensation for administrative and executive staff, which we consider to be finance, project management, office network and human resource personnel, as well as fees for professional services, travel, depreciation and general office expenses.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                       SEPTEMBER 30,      SEPTEMBER 30,
                                      1999       1998      1999      1998
Revenues:
   Online information sales.......     68%        77%       69%       72%
   Advertising, sponsorships,
   e-commerce.....................     28%         9%       23%       10%
   CD-ROM and print...............      4%        14%        8%       18%
Total revenues....................    100%       100%      100%      100%
   Provision for returns of
      print products..............      -          2%        -         2%
Net revenues......................    100%        98%      100%       98%
   Cost of revenues...............     44%        66%       45%       65%
Gross profit......................     56%        32%       55%       33%
Expenses:
   Product development............     21%         6%       21%        6%
   Sales and marketing............     84%        26%       65%       27%
   General and administrative.....     40%        45%       38%       43%
   Non-cash compensation..........     13%         -        14%        -
Total expenses....................    158%        77%      138%       76%
Operating loss....................   (102%)      (45%)     (83%)     (43%)
Interest income...................     16%         2%       10%        2%
Interest expense..................      -         (1%)       -         -
Net loss..........................    (86%)      (44%)     (73%)     (41%)


     REVENUES. Total revenues for the three months ended September 30, 1999, increased 86% to $3.8 million from $2 million for the three months ended September 30, 1998. Total revenues for the six months ended September 30, 1999, increased 78% to $7.0 million from $3.9 million for the comparable six-month period in the prior year.

     Our online information sales increased 65% to $2.6 million for the three months ended September 30, 1999, from $1.6 million for the comparable quarter one year ago. Consistent increases were seen in the six-month period with online information sales increasing 72% to $4.8 million from $2.8 million for the comparable six-month period in the prior year. Revenues from Internet subscribers increased 80% to $2 million from $1.1 million for the three months ended September 30, 1998, and 90% to $3.8 million from $2.0 million for the six-month period ended September 30, 1999, due to the increase in the number of individual and enterprise subscribers. Total subscribers grew 122% to 141,000 as of September 30, 1999, from approximately 65,000 as of September 30, 1998. The growth in the number of individual subscribers, to 35,500 as of September 30, 1999, from 24,000 as of September 30, 1998, was primarily due to increased traffic to our Web site. The growth from 31,000 individual subscribers as of June 30, 1999, was primarily due to increased traffic and a special promotion offered for former subscribers to Microsoft Investor. For the three months ended September 30, 1999, Hoover's Online attracted approximately 2 million unique visitors, who accounted for approximately 49 million page views, compared to 1.4 million unique visitors and 20 million page views during the three months ended September 30, 1998.

     Sales leads provided by the additional traffic to our Web site and our increased number of salespeople contributed to the increase in new enterprise subscription accounts. As of

September 30, 1999, we had more than 1,900 enterprise accounts, representing an estimated 105,500 seats, compared to 872 enterprise accounts, representing an estimated 40,000 seats, as of September 30, 1998.

     Licensing revenues increased 29% to $612,000 for the three months ended September 30, 1999, from $475,000 for the three months ended September 30, 1998, due to higher royalty payments from licensees. For the six-month period ended September 30, 1999, licensing revenues increased 30% to $1.1 million from $827,000 in the same period one year ago. Royalty payments are based on use of Hoover's content or other revenue-sharing arrangements. We expect that over time our customers will access our products primarily through Hoover's Online and therefore our licensing arrangements with third-party proprietary and Web services may decline as a percentage of our total revenues and in absolute dollars.

     Revenues from advertising, sponsorships and e-commerce increased 476% to $1.1 million for the three months ended September 30, 1999, from $184,000 for the three months ended September 30, 1998. For the six months ended September 30, 1999, revenues in this category increased 319% to $1,6 million from $383,000 for the six months ended September 30, 1998. The increased number of page views, the redesign of Hoover's Online, and new advertising sales personnel contributed to the increase.

     Revenues from CD-ROM and print products decreased 46% to $158,000 for the three months ended September 30, 1999, from $290,000 for the comparable quarter one year ago. Revenues in this area for the six months ended September 30, 1999, decreased 24% to $546,000 from $721,000 for the six months ended September 30, 1998. Decreases were due to a reduced emphasis in this area and a migration to our Web-based product.

     COST OF REVENUES. Cost of revenues for the three months ended September 30, 1999 increased 22% to $1.7 million from $1.4 million in the three months ended September 30, 1998. Cost of revenues for the six months ended September 30, 1999, increased 21% to $3.1 million from $2.6 million for the same period in the prior year. The increase in cost of revenues was primarily due to an increase in compensation for existing and new editorial personnel, as well as increases in expenses associated with third-party content. As a percentage of revenues, cost of revenues for the three months ended September 30, 1999 was lower, at 44% of revenues compared to 66% in the comparable quarter one year ago. This decrease occurred primarily because the editorial costs associated with creation and maintenance of the company database are relatively fixed without regard to the level of revenues.

     PRODUCT DEVELOPMENT. Product development expenses for the three months ended September 30, 1999, increased more than 522% to $812,000 from $131,000 in the three months ended September 30, 1998. Product development expenses for the six months ended September 30, 1999, increased 566% to $1.5 million from $221,000 for the same period in the prior year. This increase was due to the hiring of additional programmers and analysts, and to increased amounts paid to outside consultants and designers. We increased our personnel and consulting costs in order to plan for, implement and maintain our technology upgrades and the expansion of Hoover's Online, The Business Network. We expect that we will continue to incur product development costs although at lower levels for the remainder of our fiscal year.

     SALES AND MARKETING. Sales and marketing expenses for the three months ended September 30, 1999, increased 515% to $3.2 million from $526,000 for the three months ended September 30, 1998. Sales and marketing expenses for the six months ended September 30, 1999, increased 332% to $4.6 million from $1 million for the same period in the prior year. The increase in sales and marketing expenses was due primarily to the launch of our national media advertising campaign, an increase in the number of enterprise and advertising sales representatives, and an increase in the number of marketing and business development personnel. We expect that sales and marketing expenses will continue to grow for the remainder of our fiscal year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1999, increased 65% to $1.5 million from $927,000 for the three months ended September 30, 1998. General and administrative expenses for the six months ended September 30, 1999, increased 58% to $2.7 million from $1.7 million for the same period in the prior year. The increase was primarily due to an increase in fees for professional services and travel, and an increase in salaries of existing executive and administrative staff, as well as to the addition of administrative and finance personnel. General office expenses increased due to facility expansion, both in Austin and New York, and credit card processing fees increased due to a higher number of individual subscription payments. Depreciation increased due to an increase in capital expenditures.

     INTEREST INCOME AND EXPENSE. Interest income for the three months ended September 30, 1999, increased 1307% to $593,000 from $42,000 for the three months ended September 30, 1998. Interest income for the six months ended September 30, 1999 increased 708% to $696,000 from $86,000 for the same period in the prior year. The increase was due to our increased cash position. We received net cash proceeds of $48 million from the Company's initial public offering in July 1999, as well as $9 million in proceeds received upon our sale of common stock to NBC, Knowledge Net Holdings and Nextera in June 1999. Interest expense decreased to $1,500 and $13,000 in the three and six months ended September 30, 1999, from $15,000 and $24,000 in the three and six months ended September 30, 1998, due to our decreased bank debt.

     TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through September 30, 1999. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate it is more likely than not that the net deferred tax assets will not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     We used $934,000 net cash in operating activities during the six months ended September 30, 1999, compared to $645,000 in the comparable quarter one year ago. Net cash used in operating activities resulted from net operating losses partially offset by increases in deferred revenues, accrued expenses and accounts payable.

     During the six months ended September 30, 1999, we invested $1,057,000 net cash primarily related to purchases of computer equipment and payments for software licenses. This compared to $353,000 in during the six months ended September 30, 1998.

     As of September 30, 1999, we had $62.4 million of cash and cash equivalents. Our principal commitments at September 30, 1999, consisted of obligations under capital leases. Our accounts payable balance as of September 30, 1999, was $4 million that consisted of short-term accounts, due within 30 days, and commissions due to employees.

     We may in the future pursue additional acquisitions of businesses, products and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

     We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Beyond the next 12 months, our significant commitments consist of repayment of lease commitments for facilities and telephone equipment. We also intend to invest in sales and marketing promotions and continue to build an infrastructure to meet the needs of a public company. Although we currently expect to meet the cash requirements of such commitments, expenditures and ongoing operating expenses from working capital, in order to meet our long-term liquidity needs, we may need to raise additional funds, seek an additional credit facility or seek other financing arrangements.

YEAR 2000 READINESS DISCLOSURE

     Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We use software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000. We are dependent on telecommunications vendors to maintain our network. In addition, we are dependent on financial and other information provided electronically by our vendors and partners, as well as on general research information obtained electronically. We are also dependent on financial institutions involved in the processing of our customers' credit card payments for subscriptions and other products and on a third party that hosts our servers.

     Over the last year we have planned and implemented a year 2000 compliance project to assess the readiness of internally-developed and third-party software, content, and business systems.

     We have completed a year 2000 compliance review of our internally developed proprietary software. This review has included testing to determine how our systems will function at and beyond the year 2000. Since inception, we have internally developed substantially all of the systems for the operation of our Web site. These systems include the software used to provide our Web site's search, customer interaction, and transaction-processing and distribution functions, as well as monitoring and back-up capabilities. Based on our assessment to date, we believe that our internally developed proprietary software is year 2000 compliant.

     We have completed a year 2000 compliance review of our content publishing system and our significant content partners. Based on our assessment of their data and our publishing processes, we believe that our internally-developed database and the data provided to us from third parties is year 2000 compliant.

     We have assessed the year 2000 readiness of our third-party supplied software, hosting service, computer technology and other services, which include software for use in our accounting, database and security systems. The failure of such software or systems to be year 2000 compliant could have a material impact on our corporate accounting functions and the operation of our Web site. We are dependent on these third-party suppliers to correct any year 2000 compliance problems, which exposes us to certain risks. As part of the assessment of the year 2000 compliance of these systems, we have sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. Based on our assessment and testing of these products and services, as well as the assurances obtained, we believe that our third-party supplied software, computer technology and other services are year 2000 compliant.

     Based on the results of this assessment, we have developed and implemented a remediation plan with respect to third-party software, third-party vendors and computer technology and services that failed to be year 2000 compliant. The expenses associated with this assessment and remediation were not material and therefore, we did not develop a budget for these expenses. The failure of our software and computer systems and of our third-party suppliers to be year 2000 compliant would have a material adverse effect on us.

     We have completed an assessment of our Web site's hardware and software to determine year 2000 compliance. All software and systems were categorized as either compliant or non-compliant. We assessed each non-compliant issue to determine how to correct for year 2000 readiness. Non-compliant software and systems have been or are expected to be corrected by the installation of a patch or the purchase and implementation of new software or equipment during the remainder of the calendar year.

     The year 2000 readiness of the general infrastructure necessary to support our operations is difficult to assess. For instance, we depend on the integrity and stability of the Internet to provide our services. We also depend on the year 2000 compliance of the computer systems and financial services used by consumers and businesses. Thus, the infrastructure necessary to support our operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the year 2000 issues that may impact the entire infrastructure. Our ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys and comparable industry data. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for our services and would have a material adverse effect on us.

     We have funded our year 2000 assessment activities from available working capital and have not separately accounted for these costs in the past. These costs have not been material to date.

     At this time, we have not yet developed a contingency plan to address situations that may result if we or our vendors are unable to achieve year 2000 compliance because we currently do not believe that such a plan is necessary. The cost of developing and implementing such a plan, if necessary, could be material. Any failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant could have a material adverse consequence for us. Such consequences could include difficulties in operating our Web site effectively or conducting other fundamental parts of our business.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

     We incurred net losses for each of the previous fiscal years and $5.1 million for the six months ended September 30, 1999. At September 30, 1999, we had an accumulated deficit of $13.6 million. We expect operating losses and negative cash flow to continue for the foreseeable future as we continue to incur significant operating expenses and to make investments to enhance

Hoover's Online. We intend to continue our marketing and promotional spending to increase our audience. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS WHICH MAY NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These include the following factors, which are generally outside of our control:

     -    seasonal trends relating to subscriber usage of our services;

     - the demand for Internet advertising and seasonal trends relating to Internet advertising spending;

     - the extent to which we experience increased competition in the markets for Internet services and advertising; and

     - economic conditions specific to the Internet, as well as general economic and market conditions.

     Other factors which cause our quarterly operating results to fluctuate significantly, which are at least partially under our control, include:

     -    the rate of subscriber acquisitions;

     - the timing and effectiveness of our marketing efforts to acquire visitors and subscribers and to promote our brand;

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

     Due to all of the foregoing factors and the other risks discussed in this section, quarter-to-quarter comparisons of our operating results as an indication of future performance may not be appropriate. It is possible that in some future periods our quarterly operating results may fall below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

SEASONAL TRENDS IN OUR ADVERTISING REVENUES MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

     We have experienced seasonal trends in our traffic and advertising revenues. We believe that advertising sales in traditional media, such as television and radio, are generally lower in the first and third quarters of each calendar year. Moreover, traffic on Hoover's Online and the Web sites of others with whom we license or co-brand our products is lower during the summer and year-end vacation and holiday periods when business usage of the Internet and Hoover's Online typically declines. Subscriber growth may decline during low traffic periods. Our operating results may be affected if we experience seasonality in future periods.

OUR FAILURE TO SIGNIFICANTLY INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBERS WOULD ADVERSELY AFFECT OUR BUSINESS.

     Our future success is highly dependent on attracting Internet users who are willing to subscribe to online business information services. We believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services help attract visitors and subscribers. We have launched a national advertising and marketing campaign and have an estimated total campaign cost for the current fiscal year of approximately $10 million. We have currently spent approximately 30% of this estimated amount. On a percentage basis, we do not believe that our increased marketing expense has or will lead to an equivalent percentage increase in visitors and subscribers due to the large component of brand awareness. In addition, the number of Internet users willing to pay for online business information may not continue to increase. If the market for subscription-based online business information develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

     We also believe that our long-term success depends largely on our ability to retain our existing subscribers. We continue to invest significant resources in our network infrastructure and customer and technical support capabilities to provide high levels of customer service. We cannot be certain that these investments will maintain or improve subscriber retention. In addition, as Internet subscribers are offered competing information products and services they may discontinue or limit their use of our Web site. Any loss of significant numbers of subscribers would have a material adverse effect on our business, operating results and financial condition.

WE ARE DEVELOPING AND ENHANCING OUR SERVICES AND FEATURES THAT MAY NOT BE ATTRACTIVE TO OUR EXISTING AUDIENCE AND MAY NOT INCREASE OUR AUDIENCE.

     We have recently expanded the content, services and features offered on Hoover's Online by developing online resource centers in areas such as professional development, business travel, in-depth business news, and personal finance, and directories of business links. Management will continue to spend a significant amount of time developing these and other potentially new online resource centers. We intend to use our marketing activities in order to publicize our new and enhanced offerings and to attract new visitors to Hoover's Online. We may not attract sponsors that provide compelling content or products for our online resource centers. Furthermore, the increase in marketing expenditures and activities may not continue to attract additional visitors or may fail to attract visitors who enjoy our content and service offerings. Our business, operating results and financial condition will be adversely affected if we experience difficulties in introducing new and enhanced services or if these services are not accepted by new or existing visitors.

OUR BUSINESS INFORMATION AND SERVICES MAY NOT ATTRACT AN AUDIENCE WITH DEMOGRAPHIC CHARACTERISTICS DESIRABLE TO OUR ADVERTISERS.

     Our future success depends on our ability to deliver compelling business information and services that will attract an audience with demographic characteristics valuable to our advertisers. If we are unable to continue to develop business information and services that attract an audience desirable to advertisers, it could have a material adverse effect on our business, operating results and financial condition.

OUR FAILURE TO SUCCESSFULLY DEVELOP OUR ADVERTISING SALES FORCE COULD REDUCE OUR ADVERTISING REVENUES OR LIMIT THE GROWTH OF OUR ADVERTISING REVENUES.

     Currently, we are developing and expanding our internal advertising sales force. Our business would be adversely affected if we do not develop and maintain an effective advertising sales force. We depend on our sales force to sell advertising and sponsorships on Hoover's Online. This involves a number of risks, including:

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

FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING ENVIRONMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

     If advertisers perceive the Internet in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, no standards have been widely accepted to measure the effectiveness of advertising on the Internet. If widely accepted standards do not emerge, existing advertisers may discontinue or decrease their Internet advertising. If standards emerge and we are unable to offer advertisers effective advertising options as measured by the standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business, operating results and financial condition would be materially and adversely affected if the market for Internet advertising declines or develops more slowly than expected.

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

     It is difficult to predict which advertising pricing models, if any, will emerge as industry standards. This uncertainty makes it difficult to project our future advertising rates and revenues. We cannot assure you that we will be successful under alternative pricing models that may emerge. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of Internet advertising, which could materially adversely affect our advertising revenues.

IF WE ARE NOT SUCCESSFUL IN INCREASING BRAND AWARENESS OF, AND TRAFFIC TO, HOOVER'S ONLINE, OUR BUSINESS WOULD BE MATERIALLY AND ADVERSELY AFFECTED.

     The future success of Hoover's Online will depend, in part, on our ability to increase our brand awareness. In order to build brand awareness and increase traffic to Hoover's Online, we must succeed in our marketing efforts and provide high-quality services. As part of our brand-building efforts, we have substantially increased our marketing budget, and have developed and launched a national advertising campaign which, over a full year, will cost approximately $10 million. Our ability to increase advertising and subscription revenues from Hoover's Online will depend in part on the success of this marketing campaign and our ability to increase the number of visitors and subscribers to our Web site. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness and traffic to our Web site, our business, operating results and financial condition would be materially and adversely affected.

INCREASED COMPETITION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     Many Web sites compete for the attention and spending of businesspeople and advertisers, particularly in the business information area. We expect this competition to continue to increase. We compete for subscribers, visitors advertisers, and content providers with many types of companies, such as:

     - subscription-based Web sites focused on business, such as The Wall Street Journal Interactive Edition;

     - providers of company information, such as Dun & Bradstreet, Market Guide and Standard & Poor's;

     - providers of proprietary business information, such as Bloomberg Business News, Dow Jones Reuters Business Interactive, LLC;

     - business information aggregators, such as Dialog, LEXIS-NEXIS and OneSource;

     -    consumer-oriented Web sites, such as Excite and Lycos; and

     -    other Web sites with a business orientation or a business channel.

     We also compete with a number of organizations with which we have other business relationships, including LEXIS-NEXIS, Bloomberg, Microsoft and America Online. We form strategic relationships with these organizations in order to increase the size of our audience by introducing Hoover's Online to a greater number of people. Hoover's information is valued by these organizations and is licensed to them. If these entities view us as a substantial competitive threat, they may not renew any strategic relationship agreements currently in place and our audience may decrease.

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

     We believe that the Internet industry has seen, and will continue to see, significant merger and acquisition activity. Some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share. If we do not reach critical mass, or do not achieve significant market share, our ability to compete in a consolidating market could be negatively impacted.

     As a result of these factors, we may not be able to compete successfully for advertisers, visitors or staff, which could materially adversely affect our business, operating results and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition.

OUR FUTURE SUCCESS DEPENDS ON OUR EDITORIAL STAFF.

     We depend upon the efforts of our writers, researchers and other editorial staff to produce original, timely, comprehensive and trustworthy content. Competition for these personnel is intense, and we may not be able to retain existing or attract additional highly qualified staff in the future. If we lose the services of a significant number of our editorial staff or are unable to continue to attract additional qualified staff, our business, operating results and financial condition could be materially adversely affected.

RAPID GROWTH IN OUR FUTURE OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

     We have experienced rapid growth in our operations. We expect that the number of our employees will continue to increase for the foreseeable future. This rapid growth has placed, and any additional growth will continue to place, a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing organization. We will also have to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results and financial condition could be materially adversely affected.

WE ARE DEPENDENT ON OUR STRATEGIC RELATIONSHIPS AND OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED IF WE WERE TO LOSE OUR EXISTING RELATIONSHIPS OR FAIL TO GAIN ADDITIONAL STRATEGIC RELATIONSHIPS.

     We depend on the following strategic relationships:

     - CONTENT PROVIDERS. A number of organizations provide us with content that we integrate into our products. If our relationships with these content providers were terminated, we would have to eliminate their information from our products and services. We may also need to locate alternate content providers and integrate their information into our products and services. Extracting previously integrated information, locating a new provider and integrating their information may take time and may interrupt the provision of affected services. We cannot assure that we would be able to replace the content we currently receive from our content providers in a timely manner.

     - MARKETING RELATIONSHIPS. We have various marketing relationships with other Web sites pursuant to which they display our content and logo and provide a link back to Hoover's Online. The success of some marketing relationships depends on the amount of increased viewer traffic we receive from that organization's Web site. These relationships may not generate the number of new viewers that we expect. Termination of our marketing relationships may decrease the number of visitors to our Web site and may adversely affect our revenues.

     - SPONSORS. To facilitate the expansion of our services and features, we have obtained sponsors for resource centers on Hoover's Online. Sponsors may provide content and/or advertising for the resource center. In return, sponsors would receive the opportunity to interact with visitors to the resource center. The success of our sponsorship relationships depends on the quality of the content and products that the sponsors and we provide. If we fail to attract and retain sponsors for our online resource centers or if our sponsors fail to provide content and products attractive to our audience, we may lose subscribers and our audience may be reduced.

     - LICENSEES. We license our proprietary information to a number of organizations. If any of these licensees were to terminate their agreements with us, we might experience a decrease in our revenues. We may choose not to license our content to distributors or renew existing agreements in an effort to gain new direct customers to Hoover's Online. This strategy may result in more revenue lost from the license fees, which may not be offset, by other revenues.

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

EXPANSION INTO NON-U.S. MARKETS MAY BE DIFFICULT.

     The growth of the Internet outside of the United States has and may continue to progress at a slower rate and may not be adopted by business people outside the United States. Impact of language and other cultural differences could result in a product offering that is not accepted and may not be financially successful.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS OR SYSTEM FAILURES THAT COULD DAMAGE OUR BUSINESS.

     If our systems cannot be expanded to cope with increased demand or fail to perform effectively, we could experience:

     -    disruptions in service;

     -    slower response times;

     -    reduced customer satisfaction; or

     -    delays in the introduction of new products and services,

any of which could impair our reputation, damage the Hoover's brand and materially adversely affect our business, operating results and financial condition.

     Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Hoover's Online experienced one major interruption due to a power outage in Austin, Texas, in September 1997. As a result of this interruption, our servers were inaccessible beginning from the moment the back-up generators of our hosting facility expired until power was restored. We have also experienced minor interruptions due to software bugs and upgrades and disk drive failures. These minor interruptions temporarily limited the capacity of our current technology infrastructure and resulted in increased calls to our customer service personnel. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We currently do not have complete redundancy and we do not have alternative providers of hosting services that are available on short-term notice. We are still developing a formal disaster recovery plan. We cannot assure that any plan we adopt will be sufficient. We do not carry sufficient business interruption insurance to compensate for losses that could occur.

WE MAY BE SUBJECT TO LEGAL CLAIMS IN CONNECTION WITH THE CONTENT WE PUBLISH AND DISTRIBUTE AND OUR USE OF SOFTWARE LICENSES FOR OUR WEB SITE.

     We may be subject to claims for defamation, negligence, copyright or trademark infringement based on other theories relating to the information we publish on our Web site, on the Web sites of others with whom we license or co-brand our products or in our books. These types of claims have been brought, sometimes successfully, against online services, as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from Hoover's Online through links to other Web sites. We may also be subject to claims for software license infringement based on the software and other technologies that we utilize on our Web site. Our insurance may not adequately protect us against these types of claims.

CONCERNS REGARDING SECURITY OF TRANSACTIONS AND TRANSMITTING CONFIDENTIAL INFORMATION OVER THE INTERNET MAY NEGATIVELY AFFECT OUR REVENUES.

     We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers, especially those outside of the United States, from engaging in online transactions. If we do not add sufficient security features to Hoover's Online, our revenues generated from subscriptions and e-commerce may decline or there may be additional legal exposure to us.

     Our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. As e-commerce becomes more prevalent, our audience will become more concerned about security. If we do not adequately address these concerns, our business, operating results and financial condition could be materially adversely affected.

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

     Our future success will depend, in substantial part, on the continued service of our senior management, particularly Patrick J. Spain, our Chairman of the Board, President and Chief Executive Officer. None of our senior management has entered into an employment agreement with us. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified technical, customer support, financial and accounting and managerial personnel. Competition for these personnel is intense, and we cannot assure that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES.

     We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy, licensing agreements and restrictions on disclosure to protect our intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the content on our Web site or our other intellectual property without authorization. We cannot assure that our precautions will prevent misappropriation or infringement of our intellectual property. Failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of management and other resources, either of which could have a material adverse effect on our business, operating results and financial condition.

     Because we license some data and content from third parties our exposure to copyright infringement actions may increase. We rely upon these third parties for the origin and ownership of licensed content. We generally obtain representations of the origins and ownership of licensed content and generally obtain indemnification to cover any breach of any representations. However, we cannot assure you that these representations will be accurate or that indemnification will be sufficient to provide adequate compensation for any breach of these representations.

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

PROBLEMS RELATING TO THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT US.

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

     The year 2000 issue may affect several areas, including:

     INTERNALLY DEVELOPED SOFTWARE. We have substantially completed a year 2000 compliance review of our internally developed proprietary software. This review has included testing to determine how our systems will function at and beyond the year 2000. Based on our assessment to date, we believe that our internally developed proprietary software is year 2000 compliant.

     CONTENT PUBLISHING SYSTEM AND CONTENT PROVIDERS. We have completed a year 2000 compliance review of our content publishing system and our significant content providers. Based on our assessment of their data and our publishing processes, we believe that our content publishing system and the data provided to us from third parties is year 2000 compliant.

     THIRD-PARTY SUPPLIERS. We have assessed the year 2000 readiness of our third-party supplied software, computer technology and other services, which include software for use in our accounting, database and security systems. The failure of such software or systems to be year 2000 compliant could have a material impact on our corporate accounting functions and the operation of our Web site. As part of the assessment of the year 2000 compliance of these systems, we have sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. Expenses associated with this assessment and remediation activities have not been material, therefore, we did not develop a budget for these expenses. The failure of our software and computer systems and of our third-party suppliers to be year 2000 compliant would have a material adverse effect on us. Based on our assessment and testing of these products and services, as well as the assurances obtained, we believe that our third party supplied software, computer technology and other services are year 2000 compliant.

     WEB SITE UPGRADES. Our recent Web server upgrades were performed to accommodate growth in our business and to provide greater scalability, not in response to year 2000 compliance requirements. We believe our upgraded servers are year 2000 compliant. At this time, we have not yet developed a contingency plan to address situations that may result if our vendors or we are unable to achieve year 2000 compliance because we currently do not believe that such a plan is necessary. The cost of developing and implementing such a plan, if necessary, could be material. Any failure of our material systems, our vendors' material systems or the Internet to be year 2000 compliant could have a material adverse consequence for us. Consequences may include difficulties in operating our Web site effectively or conducting other fundamental parts of our business. For instance, we rely on computer-based systems for our day-to-day operations. In a worst case scenario, we could lose the ability to serve the Web site and account billing would not be processed correctly.

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

     Our audience depends on Internet service providers, online service providers and other Web-site operators for access to Hoover's Online. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failure unrelated to our systems. These occurrences could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

WE CANNOT PREDICT THE SIZE OR VIABILITY OF THE ONLINE INFORMATION SERVICES
MARKET.

     The market for our online business information services is rapidly evolving and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, demand and market acceptance for recently introduced services is subject to a high level of uncertainty and risk. Because the market for online business information services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. We cannot assure you that the market for our online business information services will continue to develop. If the use of online business information services fails to continue to grow, our ability to establish other online services would be materially and adversely affected. In addition, our business strategy includes extending our online business information services model to additional segments of business information. We cannot assure that we will be successful in our efforts.

IF WE CANNOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND DEMANDS OF OUR CUSTOMERS, WE MAY BE UNABLE TO ENHANCE OUR EXISTING SERVICES OR INTRODUCE NEW SERVICES.

     The market in which we operate is characterized by rapidly changing technology, evolving industry standards, frequent new service announcements, introductions and enhancements and evolving customer demands. The emerging nature of the Internet and the electronic distribution of business information including distribution through wireless channels and products exacerbate these market characteristics. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings. Our inability to adapt successfully to these changes in a timely manner could have a material and adverse effect on our business, operating results and financial condition. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services. Any enhancements to existing services may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, results of operations and financial condition would be materially adversely affected.

PRIVACY CONCERNS MAY PREVENT OUR USE OF COOKIES.

     Web sites typically place information known as cookies on a user's hard drive without the user's knowledge or consent. Web sites use cookies for a variety of reasons. This technology enables our subscribers to access our premium services without entering their password upon each visit. Additionally, it allows us to limit the frequency with which a viewer is shown a particular ad. Any reduction or limitation in the use of cookies could adversely affect our ability to target advertising effectively. Commonly used Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The use of cookies may become more restrictive in certain non-US markets, which could impact the rate or success of expansion into those markets.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL
UNCERTAINTIES.

     The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material adverse effect on our business, operating results and financial condition. In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone service. As a result, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth on the Internet. Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of Texas, governments of other states, the United States or foreign countries might attempt to regulate our service or levy sales or other taxes on our activities. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels. As a result, Internet companies like us, based in Texas, may be at a competitive disadvantage to Internet companies based outside of Texas with respect to sales to Texas-based customers. We cannot assure you that violations of local or other laws will not be alleged or charged by governmental authorities, that we might not unintentionally violate these laws or that in the future these laws will not be modified or new laws enacted. Any of these developments could have a material adverse effect on our business, operating results and financial condition.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Hoover's has capital lease obligations, which result in the risk that interest expense, or the fair value of capital lease obligations might be impacted by changes in market interest rates. However, because these are not significant, market risks related to financial instruments are not material.

     On July 26, 1999, upon the closing of our initial public offering of common stock, we received approximately $48 million in proceeds from the underwriters of the offering. To date, these proceeds have been invested in money market funds backed by short-term government securities and other short-term, investment-grade, interest-bearing instruments. Market risks related to these financial instruments are not material.

     Additional information related to quantitative and qualitative disclosures regarding market risk is set forth in the risk factors under Item 2 above. Such information is incorporated by reference herein.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, became effective July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $1 million, were $48 million. The Company has used approximately $750,000 of the net offering proceeds for working capital purposes, $750,000 for the purchase and installation of computer and related equipment and software and $46.5 million has been invested in money market funds backed by government securities and other short-term, investment-grade, interest-bearing instruments pending further application of such proceeds.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

     Not applicable.


ITEM 5.   OTHER INFORMATION

        None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibit is filed as part of this report:

               27.01  Financial Data Schedule (EDGAR version only)

          (b) We filed no reports on Form 8-K filed during the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HOOVER'S, INC


        November 15, 1999                       /s/ Patrick J. Spain
----------------------------------      ---------------------------------------
              Date                                  Patrick J. Spain
                                                  CHAIRMAN OF THE BOARD,
                                                CHIEF EXECUTIVE OFFICER
                                                      AND PRESIDENT
                                             (PRINCIPAL EXECUTIVE OFFICER)

        November 15, 1999                       /s/ Lynn Atchison
----------------------------------      --------------------------------------
              Date                                  Lynn Atchison
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL ACCOUNTING OFFICER)