Form 10-Q
period 1999-12-31
HOOVERS INC
filed 2000-02-14
CIK 1036584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                                                --------------------------------

                                       or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to
                                 ---------------------       -------------------
Commission file number:
                              --------------------------------------------------

                                 HOOVER'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             74-2559474
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1033 La Posada Drive, Suite #250, Austin, Texas                       78752
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (512) 374-4500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No




As of December 31, 1999, 12,289,802 shares of the registrant's common stock were outstanding, net of 150,000 shares of Treasury Stock.
--------------------------------------------------------------------------------


                                                                                        PAGE
PART I.           FINANCIAL INFORMATION                                                 NUMBER
                                                                                        ------

ITEM 1            Financial Statements (Unaudited)

                  Balance Sheets at December 31, 1999, and March 31, 1999...................3

                  Statements of Operations for the Three and Nine Months Ended
                    December 31, 1999 and 1998..............................................4

                  Statements of Cash Flows for the Nine Months Ended
                    December 31, 1999 and 1998..............................................5

                  Notes to Financial Statements.............................................6

ITEM 2            Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........................8

ITEM 3            Quantitative and Qualitative Disclosures About Market Risk...............25

PART II.          OTHER INFORMATION

ITEM 1            Legal Proceedings........................................................25

ITEM 2            Changes in Securities and Use of Proceeds................................25

ITEM 3            Defaults Upon Senior Securities..........................................25

ITEM 4            Submission of Matter to a Vote of Securities Holders.....................25

ITEM 5            Other Information........................................................28

ITEM 6            Exhibits and Reports on Form 8-K.........................................28


PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 HOOVER'S, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               DECEMBER 31, 1999    MARCH 31, 1999
                                                                                               -----------------    --------------
                                                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..................................................................          $ 43,293          $  7,814
  Short-term investments .....................................................................            14,043                 0
  Accounts receivable, less allowance for doubtful accounts of $79,880 and $32,886 at
    December 31 and March 31, 1999, respectively .............................................             2,378               866
  Book inventory, less allowances for excess and obsolete inventory of $101,928 and $78,025 at
    December 31 and March 31, 1999, respectively..............................................               105                84
  Prepaid expenses and other current assets ..................................................               426                89
                                                                                               -----------------    --------------

Total current assets .........................................................................            60,245             8,853
Property, plant and equipment:
  Computer and office equipment ..............................................................             2,853             1,493
  Equipment under capital lease ..............................................................               147               147
  Furniture and fixtures .....................................................................               597               345
                                                                                               -----------------    --------------

                                                                                                           3,597             1,985
  Less accumulated depreciation ..............................................................            (1,690)             (889)
                                                                                               -----------------    --------------

Total property, plant and equipment ..........................................................             1,907             1,096
Other assets .................................................................................             1,074               127

Total assets .................................................................................          $ 63,226          $ 10,076
                                                                                               =================    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and commissions ...........................................................          $    327          $    460
  Accrued expenses ...........................................................................             1,509               694
  Current portion of long-term debt and capital leases .......................................                34               376
  Deferred revenue ...........................................................................             2,591             1,618
                                                                                               -----------------    --------------

Total current liabilities ....................................................................             4,461             3,148
Bank term loan, less current portion .........................................................                 0                97
Obligations under capital leases, less current portion .......................................                37                71
                                                                                               -----------------    --------------

Total liabilities ............................................................................             4,498             3,316
Stockholders' equity:
  Common stock, $.01 par value, 150,000,000 shares authorized 12,439,802 and 7,090,725 shares
  issued at December 31 and March 31, 1999, respectively......................................               124                71
  Additional paid-in capital .................................................................            76,717            18,067
  Unearned stock compensation ................................................................            (1,809)           (2,764)
  Accumulated deficit ........................................................................           (16,154)           (8,464)
  Treasury stock at cost -  150,000 shares ...................................................              (150)             (150)
                                                                                               -----------------    --------------
Total stockholders' equity ...................................................................            58,728             6,760
                                                                                               -----------------    --------------
Total liabilities and stockholders' equity ...................................................          $ 63,226          $ 10,076
                                                                                               =================    ==============

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           DECEMBER 31,                  DECEMBER 31,
                                                  ----------------------------    ----------------------------
                                                      1999            1998            1999            1998
                                                  ------------    ------------    ------------    ------------
Revenues:
  Advertising and e-commerce ..................   $      2,435    $        262    $      4,041    $        646
  Subscription revenue ........................          2,322           1,271           6,091           3,258
  Licensing ...................................            347             443           1,420           1,269
  CD-ROM and print ............................            370             332             916           1,054
                                                  ------------    ------------    ------------    ------------
Total revenues ................................          5,474           2,308          12,468           6,227
  Provision for returns of print products .....            (13)            (36)            (33)           (110)
                                                  ------------    ------------    ------------    ------------
Net revenues ..................................          5,461           2,272          12,435           6,117
  Cost of revenues ............................         (1,936)         (1,158)         (5,039)         (3,725)
                                                  ------------    ------------    ------------    ------------
Gross profit ..................................          3,525           1,114           7,396           2,392
Expenses:
  Product development .........................            257             141           1,731             355
  Sales and marketing .........................          4,313             554           8,864           1,606
  General and administrative ..................          1,860             727           4,547           2,423
  Non-cash compensation .......................            464           1,423               0               0
                                                  ------------    ------------    ------------    ------------
Total expenses ................................          6,894           1,422          16,565           4,384
Operating loss ................................         (3,369)           (308)         (9,169)         (1,992)
Interest income ...............................            801              40           1,496             126
Interest expense ..............................             (4)            (18)            (17)            (42)
                                                  ============    ============    ============    ============
Net loss ......................................   $     (2,572)   $       (286)   $     (7,690)   $     (1,908)
                                                  ============    ============    ============    ============
Basic and diluted net loss per share ..........   $      (0.21)   $      (0.05)   $      (0.74)   $      (0.37)
                                                  ============    ============    ============    ============
Shares used in computation of basic and diluted
   loss per share .............................     12,250,444       5,211,920      10,347,550       5,142,781


SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                  -------------------------------------
                                                                  DECEMBER 31, 1999   DECEMBER 31, 1998
                                                                  -----------------   -----------------
OPERATING ACTIVITIES
Net loss ........................................................          $ (7,690)           $ (1,908)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .................................             1,151                  94
  Amortization of unearned stock compensation, net ..............             1,372                  --
  Changes in operating assets and liabilities:
     Accounts receivable ........................................            (1,512)                153
     Inventories ................................................               (21)                 29
     Prepaid expenses and other current assets ..................              (437)                 (1)
     Accounts payable and commissions ...........................              (133)                 98
     Accrued expenses ...........................................               816                (133)
     Deferred revenue ...........................................               973                 889
                                                                  -----------------   -----------------
Net cash used in operating activities ...........................            (5,481)               (779)

INVESTING ACTIVITIES
Purchases of property, plant and equipment ......................            (1,612)               (267)
Purchase of short term securities ...............................           (14,043)                 --
                                                                  -----------------   -----------------
Net cash used in investing activities ...........................           (15,655)               (267)

FINANCING ACTIVITIES
Proceeds from bank term loans ...................................                --                 497
Payments on bank term loans .....................................              (448)               (208)
Proceeds from capital leases ....................................                --                  14
Payments on capital leases ......................................               (26)                (41)
Net proceeds from capital stock transactions ....................            57,089                 236
                                                                  -----------------   -----------------
Net cash provided by financing activities .......................            56,615                 498

Increase (decrease) in cash and cash equivalents ................            35,479                (548)
Cash and cash equivalents at beginning of year ..................             7,814               3,860
                                                                  -----------------   -----------------
Cash and cash equivalents at end of year ........................           $43,293              $3,312

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. BASIS OF PRESENTATION

         The interim financial statements as of and for the three and nine month periods ended December 31, 1999 and 1998 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.

         The balance sheet at December 31, 1999, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

         Of the stock options granted to employees during the three months ended June 30, 1999, for 264,000 shares of common stock, 52,500 had exercise prices below the deemed fair market value of the underlying shares of common stock on the date of grant. As a result, Hoover's recorded unearned stock compensation of $468,000 in April 1999. During the year ended March 31, 1999, the company recorded $3.2 million of unearned stock compensation. $479,000 was amortized to non-cash compensation during each of the three months ended June 30 and September 30, 1999, while $464,000 was amortized to non-cash compensation for the three months ended December 31, 1999. The remaining unearned compensation will be recognized as non-cash compensation over the remaining vesting period of the options of approximately four years.

         On June 11, 1999, we sold 206,044 shares of common stock to NBC for $1.5 million. We also entered into a strategic agreement with NBC to license a portion of our content for distribution and marketing by NBC, CNBC and CNBC.com. We recorded deferred costs of approximately $1.2 million dollars in connection with this transaction. This amount is currently being amortized over the period covered by the strategic agreement. Also on June 11, 1999, we sold an aggregate of 1,022,727 shares of common stock to Knowledge Net Holdings, L.L.C., an indirect subsidiary of Knowledge Universe, Inc., and to Nextera Enterprises, Inc., a company controlled by Knowledge Universe, for $7.4 million. We recorded this transaction as a $7.4 million addition to equity. Knowledge Net Holdings has committed to purchase $2.0 million of services from Hoover's, beginning in 1999, which may include advertising on our Web site, sponsorship of feature or content areas of our Web site, licensing of our company or industry information and/or enterprise subscriptions.

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

3.  BANK OBLIGATIONS

         There are no outstanding bank obligations as of December 31, 1999.


4.  RELATED PARTY TRANSACTIONS

         We purchase certain information included in our databases from a subsidiary of a stockholder. Hoover's paid approximately $110,000 and $54,000 during the three months ended December 31, 1999 and 1998, and $284,000 and $185,000 during the nine months ended December 31, 1999 and 1998, respectively, for this information. We had outstanding amounts payable of approximately $56,000 and $34,000 at December 31, 1999, and March 31, 1999, respectively, to a vendor who is also a stockholder.

         We have a commitment from a stockholder to purchase from us at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services from 1999 through September 30, 2001. For the quarter ended December 31, 1999, we recognized $150,000 of advertising revenues and $14,000 from content licensing fees pursuant to this agreement. For the nine months ended December 31, 1999, we recognized $250,000 of advertising revenues and $28,000 from content licensing fees pursuant to this agreement.

         As part of our strategic agreement with NBC to license a portion of our content for distribution and marketing by NBC, CNBC and CNBC.com, we are amortizing $1.2 million in deferred costs. Included in sales and marketing expenses for the three and nine months ended December 31, 1999, is amortization of $150,000 and $349,000 related to this agreement.

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



OVERVIEW

            Hoover's, Inc. provides an Internet-based service, Hoover's Online, where business people do research, learn about, and buy business information, products and services. At the core of Hoover's is a body of proprietary and aggregated business information that, when combined with our proprietary search technologies, allows business people to get timely, accurate and reliable answers to their questions. By answering their questions, we also have created a market for our 2.4 million visitors to purchase products, services and specialty information conveniently and quickly over the Web.

          We were incorporated in 1990 as The Reference Press, Inc., and our staff of writers and editors created and published reference and trade books containing our proprietary information on companies and industries. Recognizing the advantages of online distribution we began publishing our database on America Online in 1993 and launched Hoover's Online, our Internet service, in 1995. We have continued to shift our focus from publishing only company and industry information to providing other valuable services for business people via the Internet.

         Hoover's Online includes in-depth company and business information, business news, professional and career development information, personal finance resources, business travel information, and a directory of more than 15,000 best-of-their-kind Web-based business resource links. In order to increase the frequency of visits to the site, we have added a service that allows visitors to receive customized e-mail alerts to news on topics that they have designated. We have also added a portfolio feature that allows our customers to track companies of interest to them. Our proprietary database now contains information on more than 300 industries and approximately 15,000 public and private enterprises worldwide. In addition, we have expanded our coverage by licensing additional company information bringing our total coverage to more than 50,000 enterprises. Our proprietary database contains increasing amounts of information on non-US companies and we maintain a related Web site, Hoover's Online - UK, to meet the needs of both non-US customers and US-customers seeking information on business overseas. We also distribute some of our information through wireless devices.

          Our revenues are derived from advertising and e-commerce, subscriptions consisting of individual and enterprise accounts, licensing of our editorial content and sales of our company information on CD-ROM and in print.

ADVERTISING AND E-COMMERCE


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


SUBSCRIPTION REVENUE


        We derive revenues from individual and enterprise subscriptions. Individual subscriptions are currently sold directly on our Web site for $14.95 per month or $109.95 per year. We periodically offer pricing discounts and promotions to new subscribers in order to introduce our product and services. These offers usually run for a short duration. We also offer annual enterprise subscriptions ranging from $1,500 for 10 seats to $30,000 for 1,000 seats per year. In addition, larger enterprise subscriptions are sold using a negotiated price, based on the number of active seats. We recognize subscription revenues on a monthly basis, and we record annual individual and enterprise subscriptions as deferred revenues, which are amortized into revenues over the term of the subscription.


LICENSING


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

COSTS AND EXPENSES

      Our cost of revenues includes editorial personnel costs, expenses associated with licensing of third-party content, direct expenses associated with our Web site, such as hosting, and other service fees and commissions paid to advertising agencies. Our product development expenses include technology personnel costs and related consulting fees. Sales and marketing expenses include sales and marketing personnel costs, including commissions, as well as all marketing, advertising and promotional expenses. General and administrative expenses consist of compensation for administrative and executive staff, which we consider to be finance, project management, office network and human resource personnel, as well as fees for professional services, travel, depreciation and general office expenses. Non-cash compensation of $479,000 was amortized during each of the three months ended June 30 and September 30, 1999, while $464,000 was amortized for the three months ended December 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues:

                                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                         DECEMBER 31, 1999    DECEMBER 31, 1999
                                                                        ------------------    -----------------
                                                                          1999      1998        1999      1998
                                                                        --------  --------    --------  -------
Revenues:

     Advertising and e-commerce ..........................                 45%       11%         32%       10%
     Subscriptions .......................................                 42%       56%         49%       53%
     Licensing ...........................................                  6%       19%         12%       20%
     CD-ROM and print ....................................                  7%       14%          7%       17%
                                                                        --------  --------    --------  -------
Total revenues ...........................................                 100%     100%        100%      100%
    Provision for returns of
    print products .......................................                  --        2%         --         2%
Net revenues .............................................                 100%      98%        100%       98%
    Cost of revenues .....................................                  35%      50%         41%       59%
Gross profit .............................................                  65%      48%         59%       39%
Expenses:
    Product development ..................................                   5%       6%         14%        5%
    Sales and marketing ..................................                  79%      24%         71%       27%
    General and administrative ...........................                  34%      31%         36%       39%
    Non-cash compensation ................................                   8%      --          11%       --
                                                                        --------  --------    --------  -------
Total expenses ...........................................                 126%      61%        132%       71%
Operating loss ...........................................                 (61%)    (13%)       (73%)     (33%)
Interest income ..........................................                  15%       2%         12%        2%
Interest expense .........................................                  --       (1%)        --        (1%)
                                                                        --------  --------    --------  -------
Net loss .................................................                 (46%)    (12%)       (61%)     (32%)
                                                                        ========  ========    ========  =======


         REVENUES. Total revenues for the three months ended December 31, 1999, increased 137% to $5.5 million from $2.3 million for the three months ended December 31, 1998. Total revenues for the nine months ended December 31, 1999, increased 100% to $12.5 million from $6.2 million for the comparable nine-month period in the prior year.

         Our subscription revenues increased 83% to $2.3 million for the three months ended December 31, 1999, from $1.3 million for the comparable quarter one year ago. Consistent increases were seen in the nine-month period with subscription revenues increasing 87% to $6.1 million from $3.3 million for the comparable nine-month period in the prior year. This increase in revenues is due to the increase in the number of individual subscribers and enterprise accounts. Total subscribers grew 107% to 165,500 as of December 31, 1999, from approximately 80,000 as of December 31, 1998. The growth in the number of individual subscribers, to 39,400 as of December 31, 1999, from 24,600 as of December 31, 1998, was primarily due to increased traffic to our Web site. For the three months ended December 31, 1999, Hoover's Online attracted approximately 2.4 million unique visitors, who accounted for approximately 67 million page views, compared to 1.5 million unique visitors and 22.5 million page views during the three months ended December 31, 1998.

         Sales leads provided by the additional traffic to our Web site and our increased number of salespeople contributed to the increase in new enterprise subscription accounts. As of December 31, 1999, we had 2,163 enterprise accounts, representing an estimated 126,100 seats, compared to approximately 1,000 enterprise accounts, representing an estimated 56,000 seats, as of December 31, 1998, increases of 116% and 125% respectively.

         Licensing revenues decreased 22% to $347,000 for the three months ended December 31, 1999, from $443,000 for the three months ended December, 1998. For the nine-month period ended December 31, 1999, licensing revenues increased 12% to $1.4 million from $1.3 million in the same period one year ago. Royalty payments are based on use of Hoover's content or other revenue-sharing arrangements. We expect that over time our customers will access our products primarily through Hoover's Online and therefore our licensing arrangements with third-party proprietary and Web services may decline as a percentage of our total revenues and in absolute dollars.

         Revenues from advertising and e-commerce increased 829% to $2.4 million for the three months ended December 31,1999, from $262,000 for the three months ended December 31, 1998. For the nine months ended December 31, 1999, revenues in this category increased 526% to $4.0 million from $646,000 for the nine months ended December 31, 1998. The increased number of page views, the redesign of Hoover's Online, and new advertising sales personnel contributed to the increase.

         Revenues from CD-ROM and print products increased 11% to $370,000 for the three months ended December 31, 1999, from $332,000 for the comparable quarter one-year ago. Revenues in this area for the nine months ended December 31, 1999, decreased 13% to $916,000 from $1,054,000 for the nine months ended December 31, 1998. Decreases were due to a reduced emphasis in this area and a migration to our Web-based services.

         COST OF REVENUES. Cost of revenues for the three months ended December 31, 1999 increased 67% to $1.9 million from $1.2 million in the three months ended December 31, 1998. Cost of revenues for the nine months ended December 31, 1999, increased 35% to $5.0 million from $3.7 million for the same period in the prior year. The increase in cost of revenues was primarily due to an increase in compensation for existing and new editorial personnel, as well as increases in expenses associated with third-party content. As a percentage of revenues, cost of revenues for the three months ended December 31, 1999 was lower, at 35% of revenues, compared to 50% in the comparable quarter one year ago. This decrease occurred primarily because the editorial costs associated with creation and maintenance of the company database are relatively fixed without regard to the level of revenues.

         PRODUCT DEVELOPMENT. Product development expenses for the three months ended December 31, 1999 increased more than 82% to $257,000 from $141,000 in the three months ended December 31, 1998. Product development expenses for the nine months ended December 31, 1999, increased 388% to $1.7 million from $355,000 for the same period in the prior year. This increase was due to the hiring of additional programmers and analysts, and to increased amounts paid to outside consultants and designers. We increased our personnel and consulting costs in order to plan for, implement and maintain our technology upgrades and the expansion of Hoover's Online, The Business Network. We expect that we will increase product development costs for the remainder of our fiscal year.

         SALES AND MARKETING. Sales and marketing expenses for the three months ended December 31, 1999 increased 679% to $4.3 million from $554,000 for the three months ended

December 31, 1998. Sales and marketing expenses for the nine months ended December 31, 1999 increased 452% to $8.9 million from $1.6 million for the same period in the prior year. The increase in sales and marketing expenses was due primarily to our national media advertising campaign, which launched in September 1999 and ran until November 1999. Also, an increase in the number of enterprise and advertising sales representatives, and an increase in the number of marketing and business development personnel contributed to the increase. We expect that sales and marketing expenses will continue to grow for the remainder of our fiscal year.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended December 31, 1999 increased 156% to $1.9 million from $727,000 for the three months ended December, 1998. General and administrative expenses for the nine months ended December 31, 1999, increased 88% to $4.5 million from $2.4 million for the same period in the prior year. The increase was primarily due to an increase in fees for professional services and travel, and an increase in salaries of existing executive and administrative staff, as well as to the addition of administrative and finance personnel. General office expenses increased due to facility expansion, both in Austin and New York, and credit card processing fees increased due to a higher number of individual subscription payments. Depreciation increased due to an increase in capital expenditures.

         INTEREST INCOME AND EXPENSE. Interest income for the three months ended December 31, 1999, increased 1903% to $801,000 from $40,000 for the three months ended December 31, 1998. Interest income for the nine months ended December 31, 1999 increased 1,087% to $1.5 million from $126,000 for the same period in the prior year. The increase was due to our increased cash and short-term investments. We received net cash proceeds of $48 million from the Company's initial public offering in July 1999, as well as $9 million in proceeds received upon our sale of common stock to NBC, Knowledge Net Holdings and Nextera in June 1999. Interest expense decreased to $3,700 and $18,000 in the three and nine months ended December 31, 1999, from $17,000 and $42,000 in the three and nine months ended December 31, 1998, due to our decreased bank debt.

         TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through December 31, 1999. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         We used $5.5 million net cash in operating activities during the nine months ended December 31, 1999, compared to $779,000 in the comparable period one year ago. Net cash used in operating activities resulted from net operating losses partially offset by increases in deferred revenues and accrued expenses.

         During the nine months ended December 31, 1999, we invested $1.6 million net cash related to purchases of computer equipment and payments for software licenses as well as investing $14.0 million in short-term securities. This compared to $267,000 invested in computer equipment in the nine months ended December 31, 1998.

           As of December 31, 1999, we had $57.3 million of cash, cash equivalents and short-term investments. Our principal commitments at December 31, 1999, consisted of obligations under capital leases. Our accounts payable balance as of December 31, 1999, was $327,000 that consisted of short-term accounts, due within 30 days, and commissions due to employees.

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

         Over the last year we planned and implemented a year 2000 compliance project to assess the readiness of internally-developed and third-party software, content, and business systems.

         We have completed a year 2000 compliance review of our internally developed proprietary software. This review has included testing to determine how our systems will function at and beyond the year 2000. Since inception, we have internally developed substantially all of the systems for the operation of our Web site. These systems include the software used to provide our Web site's search, customer interaction, and transaction-processing and distribution functions, as well as monitoring and back-up capabilities. Based on our assessment to date, we believe that our internally developed proprietary software is year 2000 compliant. We have experienced no significant problems subsequent to December 31, 1999 which further supports our belief that our internally developed software is year 2000 compliant.

         We have completed a year 2000 compliance review of our content publishing system and our significant content partners. Based on our assessment of their data and our publishing processes, we believe that our internally-developed database and the data provided to us from third parties is year 2000 compliant. We have experienced no significant problems subsequent to December 31, 1999 which further supports our belief that our content publishing system and data supplied by significant partner software are year 2000 compliant.

         We have assessed the year 2000 readiness of our third-party supplied software, hosting service, computer technology and other services, which include software for use in our accounting, database and security systems. The failure of such software or systems to be year 2000 compliant could have a material impact on our corporate accounting functions and the operation of our Web site. We are dependent on these third-party suppliers to correct any year 2000 compliance problems, which exposes us to certain risks. As part of the assessment of the year 2000 compliance of these systems, we have sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. Based on our assessment and testing of these products and services, as well as the assurances obtained, we believe that our third-party supplied software, computer technology and other services are year 2000 compliant. We have experienced no significant problems subsequent to December 31, 1999 which further supports our belief that third-party supplied software is year 2000 compliant.

         Based on the results of this assessment and actual results to date, we have developed and implemented a remediation plan with respect to third-party software, third-party vendors and computer technology and services that failed to be year 2000 compliant. The expenses associated with this assessment and remediation were not material and therefore, we did not develop a budget for these expenses. The failure of our software and computer systems and of our third-party suppliers to be year 2000 compliant would have a material adverse effect on us.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

         We incurred net losses for each of the previous fiscal years and $7.7 million for the nine months ended December 31 1999. At December 31, 1999, we had an accumulated deficit of $16.2 million. We expect operating losses and negative cash flow to continue into next fiscal year as we continue to incur significant operating expenses and to make investments to enhance Hoover's Online. We intend to continue our marketing and promotional spending to increase our audience. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

SEASONAL TRENDS IN OUR ADVERTISING REVENUES MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

         We have experienced seasonal trends in our traffic and advertising revenues. We believe that advertising sales in traditional media, such as television and radio, are generally lower in the first and third quarters of each calendar year. Moreover, traffic on Hoover's Online and the Web sites of others with whom we license or co-brand our products is lower during the summer and year-end vacation and holiday periods when business usage of the Internet and Hoover's Online typically declines. Subscriber growth may decline during low-traffic periods. Our operating results may be affected if we experience seasonality in future periods.

OUR FAILURE TO SIGNIFICANTLY INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBERS WOULD ADVERSELY AFFECT OUR BUSINESS.

         Our future success is highly dependent on attracting Internet users who are willing to subscribe to online business information services. We believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services help attract visitors and subscribers. We have launched a national advertising and marketing campaign and have an estimated total campaign cost for the current fiscal year of approximately $10 million. We have currently spent approximately 50% of this estimated amount. On a percentage basis, we do not believe that our increased marketing expense has or will lead to an equivalent percentage increase in visitors and subscribers due to the large component of brand awareness. In addition, the number of Internet users willing to pay for online business information may not continue to increase. If the market for subscription-based online business information develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

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

WE ARE DEVELOPING AND ENHANCING OUR SERVICES AND FEATURES THAT MAY NOT BE ATTRACTIVE TO OUR EXISTING AUDIENCE AND MAY NOT INCREASE OUR AUDIENCE.

         We continue to expand content, services and features offered on Hoover's Online by developing online resource centers in areas such as professional development, business travel, in-depth business news, and personal finance, and directories of business links. Management will continue to spend a significant amount of time developing these and other potentially new online services. We intend to use our marketing activities in order to publicize our new and enhanced offerings and to attract new visitors to Hoover's Online. We may not attract sponsors that provide compelling content or products for our online resource centers. Furthermore, the increase in marketing expenditures and activities may not continue to attract additional visitors or may fail to attract visitors who enjoy our content and service offerings. Our business, operating results and financial condition will be adversely affected if we experience difficulties in introducing new and enhanced services or if these services are not accepted by new or existing visitors.

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

OUR FAILURE TO SUCCESSFULLY DEVELOP OUR ADVERTISING SALES FORCE COULD REDUCE OUR ADVERTISING REVENUES OR LIMIT THE GROWTH OF OUR ADVERTISING REVENUES.

         Currently, we are developing and expanding our internal advertising sales force. Our business would be adversely affected if we do not develop and maintain an effective advertising sales force. We depend on our sales force to sell advertising, sponsorships, and enter into e-commerce agreements. This involves a number of risks, including:

      - we may not be able to hire, retain, integrate and motivate additional advertising sales personnel in light of intense competition from other companies;

      - new advertising sales personnel generally require a significant amount of time to become productive; and

      - our advertising sales force has only recently begun selling significant sponsorships.

FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING ENVIRONMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

         Advertising and e-commerce has grown as a larger percentage of our revenue and we expect this trend to continue. If advertisers perceive the Internet in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards continue to evolve to measure the effectiveness of advertising on the Internet. If widely accepted standards do not emerge, existing advertisers may discontinue or decrease their Internet advertising. If standards emerge and we are unable to offer advertisers effective advertising options as measured by the standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business, operating results and financial condition would be materially and adversely affected if the market for Internet advertising declines or develops more slowly than expected.

         Different pricing models are used to sell advertising on the Internet. Prevalent pricing models consist of cost per click-through, cost per thousand impressions, cost per placement and e-commerce or transaction share. If our base audience decreases, we will have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. Cost per placement is a relatively new model and advertisers may not continue to accept it. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we don't attract a sufficiently large audience willing to purchase from our advertisers, our revenues generated from advertisements sold under this model will decrease.

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

INCREASED COMPETITION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Many Web sites compete for the attention and spending of business people and advertisers, particularly in the business information area. We expect this competition to continue to increase. We compete for subscribers, visitors, advertisers, and content providers with many types of companies, such as:

      - subscription-based Web sites focused on business, such as The Wall Street Journal Interactive Edition;

      - providers of company information, such as Dun & Bradstreet, Multex and Standard & Poor's;

      - providers of proprietary business information, such as Bloomberg Business News, Dow Jones Reuters Business Interactive, LLC;

      - business information aggregators, such as Dialog, LEXIS-NEXIS and OneSource;

      - consumer-oriented Web sites, such as Excite and Lycos; and

      - other Web sites with a business orientation or a business channel, such as Office.com.

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

EXPANSION INTO NON-U.S. MARKETS MAY BE DIFFICULT.

         The growth of the Internet outside of the United States has not progressed and may not progress and may not be adopted by business people outside of the United States. Impact of language and other cultural differences could result in a product offering that is not accepted and may not be financially successful. Strategic relationships may be depended upon to facilitate this expansion and our business may be adversely affected if we fail to gain new relationships in this area.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS OR SYSTEM FAILURES THAT COULD DAMAGE OUR BUSINESS.

         If our systems cannot be expanded to cope with increased demand or fail to perform effectively, we could experience:

         -  disruptions in service;

         -  slower response times;

         -  reduced customer satisfaction;

         -  delays in the introduction of new products and services, or

         - vulnerability to raids (including denial of service attacks) by third parties, any of which could impair our reputation, damage the Hoover's brand and materially adversely affect our business, operating results and financial condition.

         Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We have also experienced minor interruptions due to software bugs and upgrades and disk-drive failures. These minor interruptions temporarily limited the capacity of our current technology infrastructure and resulted in increased calls to our customer service personnel. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We currently do not have complete redundancy and we do not have alternative providers of hosting services that are available on short-term notice. We are still developing a formal disaster recovery plan. We cannot assure that any plan we adopt will be sufficient. We may not carry sufficient business interruption insurance to compensate for losses that could occur.

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

         We cannot assure you that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally developed intellectual property or licenses or content from third parties. Due to the global nature of the Internet, we may be subject to such claims asserted under the laws of foreign countries, which may differ substantially from United States laws. Any future assertions or prosecutions could materially adversely affect our business, operating results and financial condition. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content or trademarks, develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event a claim of infringement is successful and we fail or are unable to introduce new content, develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, operating results and financial condition could be materially and adversely affected.

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

RISKS RELATED TO THE INTERNET INDUSTRY

WE DEPEND ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE
INTERNET.

         The Internet-based information market is rapidly evolving. Our business would be materially adversely affected if Internet usage does not continue to grow or grows more slowly than anticipated. Internet usage may be inhibited for a number of reasons, including:

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

WE CANNOT PREDICT THE SIZE OR VIABILITY OF THE ONLINE INFORMATION SERVICES
MARKET.

         The market for our online business information services is rapidly evolving and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, demand and market acceptance for recently introduced services is subject to a high level of uncertainty and risk. Because of these factors, it is difficult to predict the future growth rate, if any, and size of this market. We cannot assure you that the market for our online business information services will continue to develop. If the use of online business information services fails to continue to grow, our ability to establish other online services would be materially and adversely affected. In addition, our business strategy includes extending our online business information services model to additional segments of business information. We cannot assure that we will be successful in our efforts.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Hoover's has capital lease obligations, which result in the risk that interest expense or the fair value of capital lease obligations might be impacted by changes in market interest rates. However, because these are not significant, market risks related to financial instruments are not material.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, became effective July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $1 million, were $48 million. The Company has used approximately $4.1 million of the net offering proceeds for working capital purposes, $1.2 million for the purchase and installation of computer and related equipment and software and $42.7 million has been invested in money market funds backed by government securities and other short-term, investment-grade, interest-bearing instruments pending further application of such proceeds.

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

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibit is filed as part of this report:

                           27.01    Financial Data Schedule (EDGAR version only)

                  (b) We filed no reports on Form 8-K filed during the three months ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HOOVER'S, INC


  February 14, 2000                     /s/ Patrick J. Spain
--------------------            -------------------------------------
        Date                              Patrick J. Spain
                                       CHAIRMAN OF THE BOARD,
                                      CHIEF EXECUTIVE OFFICER
                                           AND PRESIDENT
                                   (PRINCIPAL EXECUTIVE OFFICER)


 February 14, 2000                      /s/ Lynn Atchison
--------------------            -------------------------------------
        Date                               Lynn Atchison
                                     SENIOR VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL OFFICER)