Form 10-K
period 2000-03-31
HOOVERS INC
filed 2000-06-29
CIK 1036584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           March 31, 2000
                                 ----------------------------------------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                 ---------------------    ---------------------
Commission file number:
                         ------------------------------------------------------

                                 Hoover's, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  74-2559474
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1033 La Posada Drive, Austin, Texas                            78752
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (ZIP Code)

                                 (512) 374-4500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH
                                                 EXCHANGE
                TITLE OF EACH CLASS         ON WHICH REGISTERED
                -------------------         -------------------
                       None                       None

           Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK                $0.01 PAR VALUE
                   -------------------------------------------

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 /X/ Yes   / / No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on May 31, 2000 as reported on the Nasdaq National Market, was approximately $47.1 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock.)

     As of June 16, 2000, the registrant had 12,989,542 outstanding shares of Common Stock, net of 150,000 shares of Treasury Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                  HOOVER'S INC.
                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                                      PAGE
PART I.
ITEM 1:           Business...........................................................   3

ITEM 2:           Properties........................................................   21

ITEM 3:           Legal Proceedings.................................................   22

ITEM 4:           Submission of Matters to a Vote of Securities Holders.............   22

PART II.

ITEM 5:           Market for the Registrant's Common Equity and

                    Related Stockholder Matters.....................................   22

ITEM 6:           Selected Financial Data...........................................   22

ITEM 7:           Management's Discussion and Analysis of Financial Condition and

                       Results of Operations........................................   24

ITEM 7A:          Quantitative and Qualitative Disclosures About Market Risk .......   30

ITEM 8:           Financial Statements and Supplementary Data.......................   30

ITEM 9:           Changes In and Disagreements with Accountants and Accounting

                       and Financial Disclosure.....................................   31

PART III.

ITEM 10:          Directors and Executive Officers of the Registrant................   31

ITEM 11:          Executive Compensation............................................   31

ITEM 12:          Security Ownership of Certain Beneficial Owners and Management....   31

ITEM 13:          Certain Relationships and Related Transactions....................   31

PART IV.

ITEM 14:          Exhibits, Financial Statement Schedules and Reports on Form 8-K...   31


                                     PART I.

ITEM 1:  BUSINESS

         In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, such as statements concerning: growth and future operating results; volatility of our stock price; developments in our markets and strategic focus; new and enhanced products and services; potential acquisitions and the integration of acquired businesses; products and technologies; continued growth and use of the Internet; strategic relationships; and future economic, business and regulatory conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results" in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

         In this Annual Report on Form 10-K, the words "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology identify forward-looking expressions.

OVERVIEW

         Hoover's, Inc. (Nasdaq: HOOV) operates Hoover's Online, an Internet site where businesspeople come to conduct research, make decisions and act on their decisions. We provide searching, sorting and personalization tools that businesspeople apply to our proprietary and aggregated third-party information to help get their jobs done. Our Web site is located at WWW.HOOVERS.COM. Hoover's Online is a portal that provides more than 3 million businesspeople with timely and reliable information and research tools, which allow them to get answers to their questions and make informed decisions on a daily basis. We also provide an e-commerce marketplace in which businesspeople can act on those decisions to purchase business information, products and services.

         Our core asset is a proprietary database of authoritative and useful business information regarding what we believe to be the world's largest, most influential and fastest-growing companies and industries. Our database, combined with third-party business information, news, a directory of business Web sites, and biographical and product information, as well as business travel, personal finance and career tools, makes Hoover's Online a one-stop source for businesspeople seeking to have their questions answered.

         Hoover's Online provides high-quality, proprietary business information via the Internet and hand-held Web-enabled devices, such as Palm Pilots, to the businessperson who seeks answers to specific business-related questions. Visitors to our Web site use our information for their professional endeavors, including financial and competitive research, as well as for their personal activities, including career development and personal investment. We believe we provide our advertisers with a large, demographically desirable business audience, who, as a group, are affluent, highly educated and willing to conduct business over the Internet.

         Our proprietary editorial content is a recognized source of authoritative, engagingly written and useful information on over 300 industries and approximately 16,000 public and private enterprises worldwide. We have a staff of more than 120 writers, editors, researchers and online producers dedicated exclusively to creating and publishing Hoover's Online and the proprietary company and industry database. We have one of the largest online databases of company-specific information measured in terms of both breadth and depth of coverage, and we continually expand and update our database. Our database is complemented by third-party company databases, including CorpTech, Harris InfoSource and infoUSA.com, which allow our users to access information on a greater number of companies. We also provide information on initial public offerings through IPO Central, which is a widely trafficked source for the latest on initial public stock offerings. We offer feature stories, news, career information, personal finance information, SEC documents and management biographical information as well as brokerage research and credit reports. Additionally, we offer our branded searching, sorting and personalization tools to make our information more useful to businesspeople.

     We generate revenues from the following sources:

         -    Advertising and e-commerce;

         - Online information sales, consisting of individual subscriptions and enterprise-wide subscriptions;

         -    Licensing and syndication of our editorial content and tools; and

         - Sales of our proprietary company information in both CD-ROM and print.

         We were among the first Internet companies to deploy a tiered pricing model: advertising-supported free information, paid subscriptions for in-depth information, and pay-per-view e-commerce for specialized information. In addition to the above revenue streams, we also receive licensing and syndication revenues from third parties for use of our content and tools. Hoover's Online attracted 3.1 million unique visitors during the quarter ended March 31, 2000, resulting in more than 95 million page views. We use our high-quality, free information to attract a large business audience, and then sell advertising as well as e-commerce opportunities to companies seeking to reach that audience. A portion of this audience will provide additional revenues in the form of individual and enterprise memberships. As of March 31, 2000, we had 206,000 paid seats. Of these 206,000 seats, over 46,000 were individual memberships paid for on an individual basis. The balance of these seats were attributable to 2,447 enterprise memberships, which we estimate represented approximately 160,000 seats and are paid for on an enterprise or company basis rather than on an individual basis.

INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

         Providing information, tools and the opportunity to purchase products and services to businesspeople over the Internet represents a large and growing market opportunity. Growth in this market is being driven by increased Internet usage by businesspeople and the companies for which they work.

         - Forrester Research, a research firm that analyzes technology changes and their impact on business, consumers and society, in its report "The New Business Portals," estimates that by 2004 businesses will be providing Internet access to approximately 200 million workers worldwide.

         - Companies and businesspeople are increasingly recognizing that productivity and competitiveness depend on access to timely and reliable online information about customers, competitors, executives, products, industries, business trends, breaking news and market data. Business organizations continue to invest heavily in Internet connectivity and networked computing infrastructures to manage internal information. They now are seeking to leverage these infrastructures to access, distribute and manage the large amounts of external business information needed by their workforces. As enterprise information requirements are reaching unprecedented levels, organizations and individual businesspeople are willing to pay for business information that gives them a competitive edge.

STRATEGY

Hoover's intends to grow its share of the expanding market to become the leading Web portal for businesspeople by focusing on the following strategies.

GROW OUR AUDIENCE. We plan to grow our audience by continuing to partner with high-volume business and consumer Web sites. We plan to focus on online and direct response advertising as well as public relations to raise awareness of our company and our products with the media and the business public.

         To further extend our reach, we have incorporated a number of initiatives. In the business-to-business space, we have invested in, and/or developed strategic alliances with, a number of vertical industry sites and several of the emerging application service providers (ASPs) to expand distribution. We have also entered into an agreement to incorporate our tools and information into salesforce.com, a sales automation ASP, and Agillion, which provides tools for small business through an ASP model. In 1999, we entered into strategic agreements with, and invested in, Intellifact.com, which provides broad industry and geographic information, and Vault.com, a vertical employment community. In April 2000, we invested in VercomNet, a Netherlands-based vertical Web site that organizes professional communities in various industry sectors.

         To further meet the needs of businesspeople worldwide, we intend to pursue acquisitions of, and strategic relationships with, companies with complementary services and technologies and to expand our information and services to cover more business organizations in international markets.

INCREASE USAGE BY OUR AUDIENCE. To increase usage, we are adding new searching and sorting tools, including one that will provide an optional natural language interface. Subsequent to our year-end, we added the "My Hoover's" feature to our Web site, which allows for personalization and customization by the user. We plan to expand our content offering in the area of additional companies, industries, people and products during the upcoming fiscal year.

         We are also working on initiatives to address the needs of our mobile users. Over the course of the year, we entered into an agreement with AvantGo, allowing customers who utilize Palm and other PDAs to access our company capsules and newsletters. Over the course of the coming year, we will continue to look at other ways to extend our applications to mobile phone delivery. In June 2000 we entered into an agreement with 2ROAM, Inc., which will allow us to deliver information to other portable devices, such as mobile telephones.

MAXIMIZE REVENUES FROM CUSTOMERS. Our customers are highly educated, wealthy and more likely than the average user to purchase products and services over the Internet, which creates a desirable demographic for advertisers. We plan to increase the advertising revenue per user through customer-targeting capabilities on the site and through the introduction of highly targeted newsletters, designed to increase the amount that we can charge advertisers and sponsors.

         We plan to continue adding e-commerce opportunities to our Web site in an effort to increase revenues from our customers. More e-commerce partners will provide more buying opportunities on the site and we plan to integrate these in the search results and within other tools and content on the site.

         As more companies look for online services to enhance productivity, we plan to increase our telesales staff to gain a greater share of this growing enterprise market. This revenue stream, which consists of annual subscriptions paid in advance, provides for greater visibility and predictability of revenue.

FOCUS ON PROFITABILITY AND GROSS MARGINS. We plan to spread our investments in our proprietary database and technology over more people and page views on the site. We believe that these investments, along with increases in revenues from our customers, will drive improvement in gross margin and, ultimately, operating profits.

PRODUCTS AND SERVICES

         We provide high-quality, cost-effective and useful business information, products and services that are essential to businesspeople while providing an attractive environment for organizations with which we have advertising or e-commerce relationships. During the past year we transformed Hoover's Online from a company information site into a businessperson's portal.

         We also provide search and sort tools that make our information more accessible and valuable. Users can search our database and our entire Web site by company name, stock exchange ticker symbol, keyword or the name of an officer. Subscribers can search using more extensive criteria, including geographic region, company size or company type, to name just a few. We have expanded these tools over time, making our services easier to use. For example, our branded search tools can find results even when searches include common misspellings, former names or shortened names of enterprises. We provide personalization tools on the site that allow our users to select news from their preferred sources and create customized, savable searches that collect results from their favorite business sites.

         During the past year we added features and enhancements to the site, including new searching, sorting and personalization tools; a business directory; a news aggregation engine that makes Hoover's the one-stop source for business news on the Web; business travel information and tools; improved personal finance functionality (including a portfolio system) and career search capabilities.

THE HOOVER'S ONLINE WEB SITE

         To meet the needs of our users, our Web site is currently divided into six channels. Hoover's Online combines free and subscription information and e-commerce opportunities. Hoover's proprietary information is interwoven throughout the Web site and advertising and sponsorship opportunities appear throughout the channels. Each channel includes a directory of editorially selected links to other business information on the Internet.

COMPANIES & INDUSTRIES -- The Companies & Industries Channel focuses on Hoover's proprietary database and also contains information on enterprises from third-party sources such as CorpTech, Harris InfoSource and infoUSA. This channel also contains additional proprietary in-depth company information and tools, which are accessible through a subscription.

MONEY -- The Money Channel serves the needs of personal investors and market researchers through proprietary features written by the Money Channel editors and through market and upcoming stock information provided by third-party vendors, including a portfolio tool. The centerpiece of the Money Channel is Hoover's IPO Central. Users can access Hoover's company information about companies that have filed to go public and can follow the aftermarket performance of initial public offerings. Additionally, the Money Channel offers personal finance information about insurance, real estate, automobiles, retirement, taxes and bill management.

CAREER DEVELOPMENT -- The Career Development Channel combines Hoover's search tools and company information to aid job seekers in researching opportunities and companies. Members can search for company information by region and industry and gain insight into companies' corporate cultures.

NEWS CENTER -- Our editors review the Internet's top publications to provide links to top business news. Through our business news aggregation engine, the News Channel features current company, IPO, market, industry and general news stories from Reuters, CBS MarketWatch and other vendors.

BUSINESS TRAVEL -- The Business Travel Channel features Hoover's Destination Guides for major business destinations with links to restaurants, hotels, attractions and airports. The Travel Channel Directory includes links to travel sites on the Internet. The Business Travel Channel focuses exclusively on the specific needs of business travelers.

PURCHASING CENTER -- The Purchasing Center Channel offers for sale a variety of business and consumer products and services through alliances with vendors and third-party distributors. Currently, we offer online research reports, downloadable mailing lists, business tools, books and office supplies, in addition to other business products.

We also operate Hoover's United Kingdom (www.hoovers.co.uk), a free business Web site that focuses on the needs of the British businessperson. The site features free company overviews of non-U.S. entities, currency conversion tools for financial data, industry information, news geared for the UK market and a directory of editorially selected links to what we believe are the best global business Web sites. Hoover's, Inc., completed a redesign and relaunch of its Hoover's United Kingdom site on April 1, 2000.

HOOVER'S ONLINE PREMIUM CONTENT, SERVICES & TOOLS

         We continue to add premium content, services and tools geared toward our paying subscribers.

         The Hoover's Company Profile includes a strategic overview, history, news links, expanded list of officers, products and operations information and a comprehensive list of key competitors. Our subscribers have access to certain in-depth and historical financials reports on other selected companies. These reports include detailed and historical financial statements, employment information and market and other comparison data.

         Power Tool is our branded search and sort engine that allows our subscribers to compile lists using any combination of the following categories: industry, location, sales, sales growth, employee number, employee growth and company type. Hoover's Advanced IPO Search permits subscribers to search for IPOs by any combination of the following: location, underwriter, industry, SIC code, filing or trading date, offering amount, price range and annual sales.

         We currently offer additional features and tools for enterprise-wide members, such as downloadable spreadsheets, additional printing capabilities, and Competitive Landscapes, in which users can compare the market and comparison data for a company and its top three competitors. Enterprise subscribers also receive certain limited redistribution rights not available to individual subscribers.

SALES & MARKETING

HOOVER'S BUSINESS MODEL

         We use proprietary and aggregated content, combined with tools and technology to attract our business audience. That audience generates advertising, e-commerce and subscription revenues. We also license certain content and tools to third parties to generate licensing and syndication revenues. Our proprietary information on companies and industries is used to publish books and CD-ROM, from which we also derive revenues.

ADVERTISING AND E-COMMERCE

         We offer a variety of advertising options that may be purchased individually or in packages. We offer banners and button advertisements on our site, which can be rotated on a run-of-site basis or targeted to a particular audience. Run-of-site advertisements appeal to advertisers seeking general brand recognition across the Hoover's Online audience. Banners and buttons are generally sold under short-term insertion orders based on a price per thousand impressions served. During the year we had 147 advertisers, including EDS, Knowledge Universe, Ameritrade, SportsLine and Mydiscountbroker.com.

         We generate e-commerce revenues from advertisers or sponsors that pay either a fee per transaction or a percentage of sales directly generated by their placement on Hoover's Online. These fees can originate from buttons, banners or in-context text links within Hoover's Online. During the year we had 27 e-commerce partners including Multex.com (investment research reports), Financial Engines

(financial information), Dow Jones (news articles archive), Clickdata (mailing lists), beyond.com (hardware & software), Bravanta (formerly BravoGifts) (corporate gifts), Amazon.com (books and other) and USADATA.com (market research).

         A number of our e-commerce contracts contain advertising components whereby the organization pays us an advertising fee in addition to revenue sharing. Generally, our e-commerce contracts have a term of one year, although a few of the contracts have three-to six-month terms.

         Our advertising and e-commerce sales force is consists of account executives and sales staff members. Our account executives handle high-level relationships with clients and advertising agencies as well as work closely with our sales staff. Our total sales force has grown to 12 employees from six at the beginning of the fiscal year. During the year we opened an office in New York City and plan to open an office in San Francisco in July 2000 to support the growth in personnel. We will continue to build our sales force over the next year.

SUBSCRIBERS

         Our individual members are primarily businesspeople. We attract individual subscribers primarily through our online offering of free business information, including our proprietary database of company information.

         Individual memberships currently cost either $14.95 a month or $109.95 annually. Visitors subscribe by completing the online membership form or by sending their completed subscription form to our customer support staff either by e-mail or facsimile.

         Enterprise memberships are sold primarily to corporations, but also include public and academic libraries. These are sold on a multiple seat basis and include features not available to our individual members. We publish membership prices for groups ranging from 10 to 1,000 people. We have larger accounts, for which the pricing was specifically negotiated.

         Our inside enterprise sales force pursues enterprise memberships from leads generated from visitors to Hoover's Online and direct marketing programs. This group, located in Austin, Texas, has grown to 16 employees from six at the beginning of the year. We will continue to build our inside enterprise sales force over the next year.

         This effort is supplemented by our outside sales force that calls on and makes proposals to large corporate customers, most of which are identified through their presence on, use of, or inquiries to Hoover's Online.

LICENSING AND SYNDICATION

         We license and syndicate portions of our database and certain tools to third parties for redistribution. Our customers range from traditional online service providers such as Dow Jones and LEXIS-NEXIS, to other Web sites, such as CNBC.com and Microsoft Network. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License and syndication fees are based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals.

CD-ROM & PRINT

         We continue to publish CD-ROMs and reference books containing information from our database of company information and from third parties for direct sale to end-user customers. We produce these products annually and sell them directly to libraries and individuals through traditional direct marketing techniques, including the production and mailing of catalogs, postcards and other direct mail pieces and promotion on Hoover's Online. We also sell books published by other organizations. We expect to continue to produce and sell CD-ROMs and books for at least the next year. However, revenues from these products will continue to decline as a percentage of our total revenues.

MARKETING RELATIONSHIPS

         We have relationships with frequently visited and well-known Web sites in order to expand our audience. For many of these relationships, we build customized versions of our company capsules to be co-branded and integrated into partners' Web sites. A customized, co-branded company capsule may feature links to portions of the other Web site as well as links back to our Web site for additional information. By incorporating links back to our Web site, we can introduce our information to a broader audience while displaying our free advertising-supported company information within the context of the other Web site.

         Our marketing relationships are important for increasing our brand awareness and attracting new visitors to our Web site. We will continue to pursue relationships that increase the value of our brand name and introduce new audiences to our information.

         Examples of our marketing relationships include those with Yahoo!, Microsoft Network, CBS MarketWatch and America Online. We believe that marketing relationships of this type are important to our continued growth and to increase our exposure to our target audience. We intend to continue aggressively pursuing additional marketing relationships.

CONTENT PROVIDERS

         As of March 31, 2000, we utilized approximately 50 content providers in our product offerings and services. We require our content providers to maintain standards for quality, timeliness and customer service similar to our own high standards. When we find complementary content from a qualified source, we enter into agreements that allow us to integrate that content tightly into our products. Our goal is to provide the best collection of information in context and tools for our visitors and subscribers.

         For more than six years, we have contracted with Media General Financial Services to publish and redistribute their company financial data as part of our company information database. In April of 2000, we entered into a relationship with 10-K Wizard to provide our visitors with access to real-time electronic SEC documents.

         In addition to company information provided by third parties such as CorpTech, Harris InfoSource and infoUSA, we plan to continue to expand company coverage from other third-party information sources.

COMPETITION

         Many Web sites compete for the attention and spending of businesspeople and advertisers, particularly in the business information area. We expect this competition to continue to increase. We compete for subscribers, visitors, advertisers and content providers with many types of companies, such as:

         - Web sites focused on subscription business models, such as The Wall Street Journal Interactive Edition;

         - providers of company information, such as Dun & Bradstreet, MarketGuide (a division of Multex) and Standard & Poor's;

         - providers of proprietary business information, such as Bloomberg Business News, Dow Jones and Reuters News Service;

         - business information aggregators, such as Dialog, NewsEdge, LEXIS-NEXIS and OneSource;

         - Web-based business information providers, such as Netscape and Yahoo!; and

         - other Web sites with a business orientation or a business channel, such as Office.com, Work.com and Business.com.

         We compete with a number of organizations with which we have strategic relationships, such as Bloomberg, Dow Jones, Multex, Reuters, and Yahoo!

         Our ability to compete depends on many factors, including:

         - the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors;

         -    the cost of our services compared to our competitors;

         - the ease of use of services developed either by us or our competitors;

         -    the usefulness of our tools;

         - the attractiveness of the demographic characteristics of our audience; and

         -    the effectiveness of our sales and marketing efforts.


CUSTOMER SERVICE & SUPPORT

         We provide customer service and support in response to inquiries from customers, who contact us primarily by e-mail and phone. The customer support staff is available by phone and e-mail and generally responds to all e-mail inquiries within 24 hours. We provide a toll-free telephone line for customer orders. We believe that providing a high level of customer support free of charge is necessary to retain our current customers and to acquire new ones.

WEB SITE TECHNOLOGY AND OPERATIONS

         We are currently running our service on Sun enterprise-class servers. We use Oracle for our database engine and Vignette's StoryServer for both management and content delivery applications. We use Oracle's Context Search Engine for our internal applications and a combination of Infoseek's Ultraseek and our custom CGIs for performing searches on the Web site. Quest's database replication software is used to move data from our content management system to our content delivery system. Our procedures include daily tape back-ups for all systems; however, we do not currently have a full set of backup servers in place to continue service if we experience a major hardware failure. We are currently putting in place a co-location strategy that will be implemented over the next few months.

         Hoover's Online is hosted by Broadwing, Inc. Broadwing provides comprehensive technical facilities management, including continuous monitoring services, multiple high-volume access lines to the Internet, uninterrupted power supply, a generator, security, and protection from disaster. We are currently establishing a co-location configuration to be hosted by a second facility. By establishing a primary hosting facility and a secondary hosting facility, we expect to reduce the risk of service failure and expand our ability to handle increased traffic.

GOVERNMENT REGULATION

         We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to commercial online services or the Internet. However, due to increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. These laws and regulations may cover issues including, for example, user privacy, pricing and characteristics, and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy, is uncertain and could expose us to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business, results or operations and financial condition. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels.

         As our services are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or on the Web sites of others or prosecute us for violations of their laws. We cannot be assure you that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

INTELLECTUAL PROPERTY

         Our proprietary database of company information is copyrighted. To protect our rights to intellectual property, we rely on a combination of copyright law, trademark, trade secret protection, confidentiality agreements and other contractual arrangements with our customers and strategic partners. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered a number of our trademarks in the United States, and we have pending U.S. applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially and adversely affect our business, results of operations and financial condition. We incorporate licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. The loss or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new services.

EMPLOYEES

         As of March 31, 2000, we employed a staff of 240. In addition, we employ freelance business writers and editors. As we continue to grow and introduce more products, we expect to hire more personnel, particularly in the areas of product development and technology. None of our current employees are represented by a labor union. We believe that our relationships with our employees are good. Competition for qualified personnel in our industry is intense.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our company and our business.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

         We have incurred a net loss for each fiscal year since our inception, including a net loss of $9.5 million for the year ended March 31, 2000. At March 31, 2000, we had an accumulated deficit of $18.0 million. We expect operating losses and negative cash flow to carry on as we continue to incur significant operating expenses and to make investments to enhance Hoover's Online. We intend to continue our marketing and promotional spending to increase our audience. If we continue to spend a disproportionate share of our revenue for marketing and customer acquisition we may not achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS THAT MAY NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

         Our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These include the following factors, which are generally outside of our control:

         -    seasonal trends relating to usage of our services;

         -    seasonal trends relating to Internet advertising spending;

         - the extent to which we experience increased competition in the markets for Internet services and advertising; and

         - economic conditions specific to the Internet, as well as general economic and market conditions.

         Other factors that could cause our quarterly operating results to fluctuate significantly, which are at least partially under our control, include:

         - the timing and effectiveness of our marketing efforts to acquire users and subscribers and to promote our brand;

         -    the rate of subscriber acquisitions;

         -    the timing and effectiveness of e-commerce expansion efforts;

         - the timing and effectiveness of any co-branding and traffic-generating arrangements or other strategic alliances into which we enter; and

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

OUR FAILURE TO SIGNIFICANTLY INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBERS WOULD ADVERSELY AFFECT OUR BUSINESS.

         Our future success is highly dependent on attracting Internet users who are willing to subscribe to online business information services. While we believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services help attract visitors and subscribers, the number of Internet users willing to pay for online business information may not continue to increase. If the market for subscription-based online business information develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

         We also believe that our long-term success depends largely on our ability to retain our existing subscribers. We continue to invest significant resources in our network infrastructure and customer and technical support capabilities to provide high levels of customer service. We cannot be certain that these investments will maintain or improve subscriber retention. In addition, as Internet subscribers are offered competing information products and services, they may discontinue or limit their use of our Web site. Any loss of significant numbers of subscribers would have a material adverse effect on our business, operating results and financial condition.

WE ARE DEVELOPING AND ENHANCING OUR SERVICES AND FEATURES WHICH MAY NOT BE ATTRACTIVE TO OUR EXISTING AUDIENCE AND MAY NOT INCREASE OUR AUDIENCE.

         We continue to expand content and tools offered on Hoover's Online by developing online resource centers in areas such as professional development, business travel and in-depth business news, and creating directories of business links and personal finance. Management will continue to spend a significant amount of time developing these and other potentially new online services. We intend to use our marketing activities in order to publicize our new and enhanced offerings and to attract new visitors to Hoover's Online. We may not attract sponsors that provide compelling content or products for our online resource centers. Furthermore, the increase in marketing expenditures and activities may not continue to attract additional visitors or may fail to attract visitors who enjoy our content and service offerings. Our business, operating results and financial condition will be adversely affected if we experience difficulties in introducing new and enhanced services or if new or existing visitors do not accept these services.

OUR FAILURE TO EXPAND AND MAINTAIN OUR ADVERTISING AND E-COMMERCE SALES FORCE COULD REDUCE OUR ADVERTISING AND E-COMMERCE REVENUES OR LIMIT THE GROWTH OF OUR ADVERTISING AND E-COMMERCE REVENUES.

         Currently, we are expanding our internal advertising and e-commerce sales force. Our business would be adversely affected if we do not maintain an effective sales force. We depend on our sales force to sell advertising and enter into e-commerce agreements. This involves a number of risks, including:

         - we may not be able to hire, retain, integrate and motivate additional advertising sales personnel in light of intense competition from other companies; and

         - new advertising sales personnel generally require a significant amount of time to become productive.

FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING ENVIRONMENT OR
OPPORTUNITIES FOR E-COMMERCE ON OUR SITE WOULD ADVERSELY AFFECT OUR BUSINESS.

         Advertising and e-commerce have become a larger percentage of our revenue and we expect this trend to continue. If advertisers perceive the Internet in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, and radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards continue to evolve to measure the effectiveness of advertising on the Internet. If widely accepted standards do not emerge, existing advertisers may discontinue or decrease their Internet advertising. If standards emerge and we are unable to offer advertisers effective advertising options as measured by the standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business, operating results and financial condition would be materially and adversely affected if the market for Internet advertising declines or develops more slowly than expected.

         Different pricing models are used to sell advertising on the Internet. Prevalent pricing models consist of cost per click-through, cost per thousand impressions, cost per placement and e-commerce or transaction share. We currently use all of these models. If our base audience decreases, we will have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. Cost per placement is a relatively new model and advertisers may not continue to accept it. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we don't attract a sufficiently large audience willing to purchase from our advertisers and e-commerce partners, our revenues generated from these sources will decrease.

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

         Tools and technology used on the site will be an important factor in the success of e-commerce transactions. Failure to add these tools to the site could result in a reduced number of goods and services purchased from the site and could adversely affect our e-commerce revenues.

WE DEPEND ON THIRD PARTIES TO TRACK AND MEASURE THE DELIVERY OF ADVERTISEMENTS AND IT COULD BE DIFFICULT TO REPLACE THESE SERVICES.

         It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third parties to provide these measurement services. If they were unable to provide these services in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We are implementing additional systems designed to record demographic data on our users. If we do not develop these systems successfully, we may not be able to accurately measure the demographic characteristics of our users. Companies may not advertise on our Web sites or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

IF WE ARE NOT SUCCESSFUL IN INCREASING BRAND AWARENESS OF, AND TRAFFIC TO, HOOVER'S ONLINE, OUR BUSINESS WOULD BE MATERIALLY AND ADVERSELY AFFECTED.

         The future success of Hoover's Online will depend, in part, on our ability to increase our brand awareness. In order to build brand awareness and increase traffic to our Web site, we must succeed in our marketing efforts and provide high-quality services. Our ability to increase advertising and subscription revenues from our Web site will depend in part on the success of our marketing campaigns and our ability to increase the number of visitors and subscribers to our Web site. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness and traffic to our Web site, our business, operating results and financial condition would be materially and adversely affected.

INCREASED COMPETITION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Many Web sites compete for the attention and spending of businesspeople and advertisers, particularly in the business information area. We expect this competition to continue to increase. We compete for subscribers, visitors, advertisers and content providers with many types of companies, such as:

         - subscription-based Web sites focused on business, such as The Wall Street Journal Interactive Edition;

         - providers of company information, such as Dun & Bradstreet, Multex and Standard & Poor's;

         - providers of proprietary business information, such as Bloomberg Business News, Dow Jones and Reuters Business Interactive, LLC;

         - business information aggregators, such as Dialog, LEXIS-NEXIS and OneSource;

         -    consumer-oriented Web sites, such as Excite and Yahoo!; and

         - other Web sites with a business orientation or a business channel, such as Office.com, Work.com and Business.com.

         We also compete with a number of organizations with which we have other business relationships, including LEXIS-NEXIS, Bloomberg, Microsoft and America Online. We form strategic relationships with these organizations in order to increase the size of our audience by introducing Hoover's Online to a greater number of people. Our information is valued by these organizations and is licensed to them. If these entities view us as a substantial competitive threat, they may not renew any strategic relationship agreements currently in place and our audience may decrease.

         Some of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also undertake more far-reaching marketing campaigns; adopt more aggressive pricing policies, including offering their business information for free; and make more attractive offers to existing and potential new employees, businesses with whom we have strategic relationships and advertisers. Our competitors may develop content that is equal or superior to ours or that achieves greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share.

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

         As a result of these factors, we may not be able to compete successfully for advertisers, users or staff, which could materially adversely affect our business, operating results and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition.

OUR FUTURE SUCCESS DEPENDS ON OUR EDITORIAL STAFF AND OUR ABILITY TO HIRE AND RETAIN QUALIFIED EMPLOYEES IN ALL AREAS.

         We depend upon the efforts of our writers, researchers and other editorial staff to produce original, timely, comprehensive and trustworthy content. We depend on our sales staff to continue to grow, specifically in the area of enterprise subscriptions and advertising and e-commerce. We also depend on technology staff for product development and enhancements. The job market in Austin, Texas, and elsewhere in the United States is extremely tight. Competition for personnel is intense, and we may not be able to retain existing employees or attract additional highly qualified staff in the future. If we lose the services of a significant number of our staff or are unable to continue to attract additional qualified staff, our business, operating results and financial condition could be materially adversely affected.

RAPID GROWTH IN OUR FUTURE OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

         We have experienced rapid growth in our operations. We believe that we will need to continue to expand our business and operations in order to support our growing business, and we expect that the number of our employees will continue to increase for the foreseeable future. This rapid growth has placed, and any additional growth will continue to place, a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing staff. We will also have to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results and financial condition could be materially adversely affected.

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

         - SPONSORS. To facilitate the expansion of our services and features, we have obtained sponsors for resource centers on Hoover's Online. A resource center is a location on our Web site dedicated to a specific topic. Sponsors may provide content and/or advertising for the resource center. In return, sponsors receive the opportunity to interact with visitors to the resource center. The success of our sponsorship relationships depends on the quality of the content and products that the sponsors and we provide. If we fail to attract and retain sponsors for our online resource centers or if our sponsors fail to provide content and products attractive to our audience, we may lose subscribers and our audience may be reduced.

         - MARKETING/DISTRIBUTION PARTNERS. To provide access to our premium content to a broader audience, we have entered into relationships to integrate customized versions of our company capsules into frequently visited and well-known Web sites, such as the Microsoft Network and America Online. These relationships may also provide links back to Hoover's Online. The success of each of our marketing relationships depends on the amount of increased viewer traffic we receive from that organization's Web site. These relationships may not generate the number of new viewers that we expect. Termination of our marketing relationships may decrease our brand awareness resulting in a fewer number of visitors to our Web site, which may adversely affect our revenues.

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

         - we may be required to incur debt or issue debt or equity securities, which may be dilutive to existing stockholders, to pay for acquisitions;

         - we may be required to assume debt or contingent liabilities, amortize goodwill and other intangibles or writeoff in-process research and development and other acquisition-related expenses; and

         - we may not derive the intended benefits of any acquisition and we may lose our entire investment.

EXPANSION INTO NON-U.S. MARKETS MAY BE DIFFICULT.

         The growth of the Internet outside of the United States may not progress or may not be adopted by businesspeople outside of the United States. The impact of language and other cultural differences could result in a product offering that is not accepted and may not be financially successful. These difficulties may be heightened by differing regulatory schemes affecting the Internet in these countries. Strategic relationships may be necessary to facilitate this expansion and our business may be adversely affected if we fail to gain new or effective relationships in this area.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS OR SYSTEM FAILURES THAT COULD DAMAGE OUR BUSINESS.

         If our systems cannot be expanded to cope with increased demand or fail to perform effectively, we could experience:

         -   disruptions in service;

         -   slower response times;

         -   reduced customer satisfaction;

         -   delays in the introduction of new products and services; or

         - vulnerability to attacks (including denial of service attacks) by third parties;

any of which could impair our reputation, damage the Hoover's brand and materially adversely affect our business, operating results and financial condition.

         Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We have also experienced minor interruptions due to software bugs, upgrades and hosting facility connectivity failures. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We currently do not have complete redundancy and we do not have alternative providers of hosting services that are available on short-term notice. We plan to develop a formal disaster recovery plan. We cannot assure you that any plan we adopt will be sufficient. We may not carry sufficient business interruption insurance to compensate for losses that could occur.

WE MAY BE SUBJECT TO LEGAL CLAIMS IN CONNECTION WITH THE CONTENT WE PUBLISH AND DISTRIBUTE AND OUR USE OF SOFTWARE LICENSES FOR OUR WEB SITE.

         We may be subject to claims for defamation, negligence, or copyright or trademark infringement based on other theories relating to the information we publish on our Web site, on the Web sites of others with whom we license or co-brand our products, or in our books. These types of claims have been brought, sometimes successfully, against online services, as well as other print publications in the past. Due to the global nature of the Internet, we may be subject to such claims asserted under the laws of foreign countries, which may differ substantially from U.S. laws. We could also be subject to claims based upon the content that is accessible from Hoover's Online through links to other Web sites. We may also be subject to claims for software license infringement based on the software and other technologies that we utilize on our Web site. Our insurance may not adequately protect us against these types of claims.

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

         Our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, they could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. As e-commerce becomes more prevalent, our audience may become more concerned about security. If we do not adequately address these concerns, our business, operating results and financial condition could be materially adversely affected.

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

         Our future success will depend, in substantial part, on the continued service of our senior management, particularly Patrick J. Spain, our Chairman of the Board, President and Chief Executive Officer. None of our senior management has entered into an employment agreement with us. We do not maintain key-person life insurance on any of our employees. During the year we experienced turnover in certain key positions. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified technical, customer support, financial, accounting and managerial personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

         Because we license some data and content from third parties, our exposure to copyright infringement actions may increase. We rely upon these third parties for the origin and ownership of licensed content. We generally obtain representations of the origins and ownership of licensed content, as well as obtain indemnification to cover any breach of any representations. However, we cannot assure you that these representations will be accurate or that indemnification will be sufficient to provide adequate compensation for any breach of these representations.

         We cannot assure you that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally developed intellectual property or licenses or content from third parties. Due to the global nature of the Internet, we may be subject to such claims asserted under the laws of foreign countries, which may differ substantially from United States laws. Any future assertions or prosecutions could materially adversely affect our business, operating results and financial condition. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to introduce new content or trademarks, develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event a claim of infringement is successful and we fail or are unable to introduce new content, develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, operating results and financial condition could be materially and adversely affected.

OUR COMMON STOCK PRICE IS VOLATILE AND COULD FLUCTUATE SIGNIFICANTLY.

         The trading price of our stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of new products, technology or strategic relationships by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable; and news reports relating to trends in our markets. In addition, the stock markets in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

         -   inconsistent quality of service; and

         - unavailability of cost-effective, high-speed access to the Internet.

         Our audience depends on Internet service providers, online service providers and other Web-site operators for access to our Web site. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failure unrelated to our systems. These occurrences could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

WE CANNOT PREDICT THE SIZE OR VIABILITY OF THE ONLINE INFORMATION SERVICES
MARKET.

         The market for our online business information services is rapidly evolving and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. Because of these factors, it is difficult to predict the future growth rate, if any, and size of this market. We cannot assure you that the market for our online business information services will continue to develop. If the use of online business information services fails to continue to grow, our ability to establish other online services would be materially and adversely affected. In addition, our business strategy includes extending our online business information services model to additional segments of business information. We cannot assure you that we will be successful in our efforts.

IF WE CANNOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND THE DEMANDS OF OUR CUSTOMERS, WE MAY BE UNABLE TO ENHANCE OUR EXISTING SERVICES OR INTRODUCE NEW SERVICES.

         The market in which we operate is characterized by rapidly changing technology; evolving industry standards; frequent new service announcements, introductions and enhancements; and evolving customer demands. The emerging nature of the Internet and the electronic distribution of business information, including distribution through wireless channels and products, exacerbate these market characteristics. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings. Our inability to adapt successfully to these changes in a timely manner could have a material and adverse effect on our business, operating results and financial condition. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services. Any enhancements to existing services may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, results of operations and financial condition would be materially adversely affected.

PRIVACY CONCERNS MAY PREVENT OUR USE OF COOKIES.

         Web sites typically place information known as cookies on a user's hard drive without the user's knowledge or consent. Web sites use cookies for a variety of reasons. This technology enables our subscribers to access our premium services without entering their password upon each visit. Additionally, it allows us to limit the frequency with which a viewer is shown a particular ad. Any reduction or limitation in the use of cookies could adversely affect our ability to effectively target advertising. Commonly used Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The use of cookies may become more restrictive in certain non-U.S. markets, which could impact the rate or success of expansion into those markets.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL
UNCERTAINTIES.

         The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a materially adverse effect on our business, operating results and financial condition. In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone service. As a result, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth of the Internet. Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of Texas, governments of other states, the United States or foreign countries might attempt to regulate our service or levy sales or other taxes on our activities. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels. As a result, Texas-based Internet companies like us may be at a competitive disadvantage to Internet companies based outside of Texas with respect to sales to Texas-based customers. We cannot assure you that violations of local or other laws will not be alleged or charged by governmental authorities, that we might not unintentionally violate these laws or that in the future these laws will not be modified or new laws enacted. Any of these developments could have a material adverse effect on our business, operating results and financial condition.

ITEM 2:  PROPERTIES

         Our corporate headquarters is located in Austin, Texas, at 1033 La Posada Drive, where we occupy approximately 39,000 square feet under leases that expire in April 2001. We also lease a 3,500 square foot office in New York at 4 West 58th Street in Manhattan. We also lease 1,725 square feet in San Francisco, California, at 605 Market Street.

         We currently anticipate that we will require additional space in the next 12 months as we hire more personnel. We believe that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations. We have also recently signed a lease for new office space in Austin , Texas. This lease commences on May 1, 2001, upon the expiration of our existing Austin lease. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3:  LEGAL PROCEEDINGS
                  None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  None.



                                    PART II.



ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Our common stock has traded on the Nasdaq National Market under the symbol "HOOV" since July 21, 1999. The following lists the high and low per share sales prices reported on the Nasdaq National Market for our common stock for the periods indicated.

                                                                                          High        Low
                                                                                    ---------------------------

        Quarter ended September 30, 1999 (commencing July 21, 1999)................      $33.00       $8.13
        Quarter ended December 31, 1999............................................      $14.25       $8.75
        Quarter ended March 31, 2000...............................................      $13.69       $8.50

         As of June 16, 2000, there were 12,939,542 shares of our common stock outstanding, net of 150,000 shares held in Treasury Stock, held by approximately 7,000 holders of record. We have never declared or paid any cash dividends on our common stock and presently intends to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

         The following table contains our summary financial data, which should be read together with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                                   YEAR ENDED MARCH 31,
                                                                              --------------------
STATEMENT OF OPERATIONS DATA                           2000         1999           1998          1997          1996
                                                       ----         ----           ----          ----          ----
REVENUES:

Advertising and e-commerce                            $6,688        $961         $1,182          $514           $71
Subscriptions                                          8,743       4,784          1,464           301            18
Licensing                                              2,082       1,980          1,233           891           631



                                                                              YEAR ENDED MARCH 31,
                                                                              --------------------
                                                       2000         1999           1998          1997          1996
                                                       ----         ----           ----          ----          ----

CD-ROM and print                                       1,560       1,637          1,591         2,254         1,901
                                              ----------------------------------------------------------------------
Total Revenues                                        19,073       9,362          5,470         3,960         2,621
Provision for return of print products                   (53)       (133)          (288)         (600)         (210)
                                              ----------------------------------------------------------------------
Net Revenues                                          19,020       9,229          5,182         3,360         2,411
Cost of revenues                                      (7,436)     (5,002)        (3,035)       (2,129)       (1,461)
                                              ----------------------------------------------------------------------
Gross Profit                                          11,584       4,227          2,147         1,231           950
EXPENSES:

Product Development                                    2,005         566            391           201           195
Sales and marketing                                   12,590       2,184          1,501           865           427
General and administrative                             7,104       3,402          2,125         1,038           594
Non-cash compensation                                  1,702         451             --            --            --
Total expenses                                        23,401       6,603          4,017         2,104         1,216
                                              ----------------------------------------------------------------------
Operating loss                                      (11,817)      (2,376)        (1,870)         (873)         (266)
Interest income                                       2,308          177            129             5             1
Interest expense                                        (19)         (56)           (47)          (76)          (52)
                                              ----------------------------------------------------------------------
Net Loss                                             (9,528)      (2,255)        (1,788)         (944)         (317)
                                              ======================================================================
Basic and diluted net loss per share                  ($.88)       ($.42)         ($.39)        ($.27)        ($.10)

Shares used in computing basic and diluted       10,840,753    5,314,092      4,569,038     3,526,707     3,145,936
net loss per share
NET INCOME (LOSS) BEFORE NON-CASH                   ($7,826)     ($1,804)       ($1,788)        ($944)        ($317)
COMPENSATION


DOLLARS IN THOUSANDS                                                            AS OF MARCH 31,
                                                                                ---------------
BALANCE SHEET DATA                           2000             1999             1998             1997             1996
                                           -------          -------          -------          -------          -------
Cash and Cash Equivalents                  $42,881          $ 7,814          $ 3,860          $   579          $    41
Total Assets                                64,515           10,076            5,772            1,583            1,000
Working Capital                             54,275            5,705            3,427              162              (18)
Long-term debt and capital lease                38              168              172               79                -
obligations, less current portion
Total stockholders equity                  $57,946          $ 6,760          $ 3,995          $   606          $    73

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HOOVER'S AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE SECTION, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

OVERVIEW

         Hoover's, Inc., provides an Internet-based service, Hoover's Online, where businesspeople research, learn about, and buy business information, products and services. At the core of Hoover's is a body of proprietary and aggregated business information that, when combined with our proprietary search technologies, allows businesspeople to get timely, accurate and reliable answers to their questions. By answering their questions, we also have created a market for our 3.1 million visitors to purchase products, services and specialty information conveniently and quickly over the Web.

         We were incorporated in 1990 as The Reference Press, Inc., and our staff of writers and editors created and published reference and trade books containing our proprietary information on companies and industries. Recognizing the advantages of online distribution, we began publishing our database on America Online in 1993 and launched Hoover's Online, our Internet service, in 1995. We have continued to shift our focus from publishing only company and industry information to providing other services for businesspeople via the Internet.

         Hoover's Online includes in-depth company and business information, business news, professional and career development information, personal finance resources, business travel information, and a directory of Web-based business resource links. In order to increase the frequency of visits to the site, we have added a service that allows visitors to receive customized e-mail alerts to news on topics that they have selected. We have also added a portfolio feature that allows our customers to track companies of interest to them. Our proprietary database now contains information on more than 300 industries and approximately 16,000 public and private enterprises worldwide. In addition, we have expanded our coverage by licensing additional company information, bringing our total coverage to more than 50,000 enterprises. Our proprietary database contains increasing amounts of information on non-U.S. companies and we maintain a related Web site, Hoover's UK, to meet the needs of both non-U.S. customers and U.S. customers seeking information on business overseas. We also distribute some of our information through wireless devices.

         Our revenues are derived from advertising and e-commerce, subscriptions consisting of individual and enterprise accounts, licensing of our editorial content and sales of our company information on CD-ROM and in print.

ADVERTISING AND E-COMMERCE REVENUE

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


SUBSCRIPTIONS REVENUE

We derive revenues from individual and enterprise subscriptions. Individual subscriptions are currently sold directly on our Web site for $14.95 per month or $109.95 per year. We periodically offer pricing discounts and promotions to new subscribers in order to introduce our product and services. These offers usually run for a short duration. We also offer annual enterprise subscriptions ranging from $1,500 for 10 seats to $30,000 for 1,000 seats per year. In addition, larger enterprise subscriptions are sold using a negotiated price, based on the number of active seats. Subscription sales are recognized as service is provided under the terms of online subscription agreements. Payments received in advance of providing services are recorded as deferred revenue and amortized into revenue over the term of the agreement.

LICENSING REVENUE

         We license portions of our database and certain tools for redistribution through customized data feeds to online services and to other Web sites. Our licensing fees vary depending on factors such as the number of users and the amount of proprietary content licensed. Licensing agreements may be structured as fixed monthly fees or negotiated revenue sharing. We have converted several of these arrangements from licensing contracts to enterprise subscriptions.

CD-ROM AND PRINT SALES

         We sell CD-ROMs and print products containing company information. We recognize these revenues when the goods are shipped. For our sale of CD-ROMs and print products, we provide an allowance for returns when the products are shipped.

COSTS AND EXPENSES

         Our cost of revenues includes editorial personnel costs, expenses associated with licensing of third-party content, direct expenses associated with our Web site, such as hosting, and other service fees and commissions paid to advertising agencies. Our product development expenses include technology personnel costs and related consulting fees. Sales and marketing expenses include sales and marketing personnel costs, including commissions, as well as all marketing, advertising and promotional expenses. General and administrative expenses consist of compensation for administrative and executive staff, which we consider to be finance, project management, office network and human resource personnel, as well as fees for professional services, travel, depreciation and general office expenses. During the fourth quarter of fiscal 1999, we recorded deferred compensation expense of $3.2 million in connection with the grant of stock options to employees. The exercise prices of each grant were determined by the board of directors based on a variety of factors relevant at the time of each grant, including prices paid in private transactions among stockholders. The $3.2 million represents the difference between the subsequently determined fair market value of the common stock at the date of the grant, for accounting purposes, and the exercise price of the related options. The deferred compensation will result in non-cash compensation expense over the four-year vesting period of these options. Non-cash compensation for the year ended
March 31, 2000, was approximately $1.7 million.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2000, COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         REVENUES. Net revenues for fiscal 2000 increased 106% to $19.0 million from $9.2 million for fiscal 1999.

         Revenues from advertising and e-commerce increased 596% to $6.7 million for fiscal 2000, from $1.0 million in fiscal 1999. This was due in part to the significant growth in traffic to Hoover's Online. For the last quarter ended March 31, 2000, Hoover's Online attracted approximately 3 million unique visitors, who accounted for approximately 95 million page views, compared to 2 million unique visitors and 31 million page views during the quarter ended March 31, 1999. In addition to the increased number of page views, the redesign of Hoover's Online, which provided more sponsorship areas, and additional advertising sales personnel supported this increase.

         Our subscription revenues increased 83% to $8.7 million for fiscal 2000, from $4.8 million for fiscal 1999. This increase in revenues is due to the increase in the number of individual subscribers and enterprise accounts. Total paid subscribers grew 106% to approximately 206,000 as of March 31, 2000, from approximately 100,000 as of March 31, 1999. The growth in the number of individual subscribers, to 46,000 as of March 31, 2000, from 29,000 as of March 31, 1999, was primarily due to increased traffic to our Web site.

         The growth in traffic to our Web site resulted in an increased number of leads for enterprise accounts. That, combined with an increased number of telesales employees, contributed to the increase in new enterprise subscription accounts during the year. As of March 31, 2000, we had 2,447 enterprise accounts, representing an estimated 160,000 seats, compared to approximately 1,300 enterprise accounts, representing an estimated 70,000 seats, as of March 31, 1999, increases of 87% and 129%, respectively.

         Licensing revenues increased 5% to $2.1 million in fiscal 2000, from $2.0 million for fiscal 1999. Royalty payments are based on use of Hoover's content or other revenue-sharing arrangements and our increase in revenues for the year was due to higher sales by our licensing partners. We expect that over time our customers will access our products primarily through Hoover's Online and therefore our licensing arrangements with third-party proprietary and Web services may decline as a percentage of our total revenues and in absolute dollars.

         Net revenues from CD-ROM and print products decreased 5% to $1.5 million for the year ended March 31, 2000, from $1.6 million for the comparable period one year ago. Decreases were due to a reduced emphasis in this area and a migration of customers to our Web-based services.

         COST OF REVENUES. Cost of revenues for fiscal 2000 increased 49% to $7.4 million, from $5.0 million in fiscal 1999. The increase in cost of revenues was primarily due to an increase in compensation for existing and new editorial personnel, as well as increases in expenses associated with third-party content. As a percentage of revenues, cost of revenues for the year ended March 31, 2000, was lower, at 39% of revenues, compared to 53% for the comparable period one year ago. This decrease occurred primarily because the editorial costs associated with creation and maintenance of the company database are relatively fixed without regard to the level of revenues.

         PRODUCT DEVELOPMENT. Product development expenses for fiscal 2000 increased 254% to $2.0 million, from $566,000 in fiscal 1999. This increase was due to the hiring of additional programmers and analysts, and to increased amounts paid to outside consultants and designers. We increased our personnel and consulting costs in order to plan for, implement and maintain our technology upgrades and the expansion of Hoover's Online.

         SALES AND MARKETING. Sales and marketing expenses for fiscal 2000 increased 476% to $12.6 million, from $2.2 million in fiscal 1999. The increase in sales and marketing expenses was due primarily to our national media advertising campaign, which launched in September 1999 and ran until November 1999. Also, an increase in the number of enterprise and advertising sales representatives, and an increase in the number of marketing and business development personnel contributed to the increase.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for fiscal 2000 increased 109% to $7.1 million, from $3.4 million for fiscal 1999. The increase was primarily due to an increase of 150% in fees for professional services, primarily related to investor relations, consulting, and legal expenses. Salaries of existing executive and administrative staff as well the addition of administrative and finance personnel also increased 98%. During the year we hired a Vice President-General Counsel, and incurred a full year of salary expense for other executive personnel hired in 1999. General office expenses increased 154% due to facility expansion, both in Austin and New York. Credit card processing fees increased 25% due to a higher number of individual subscription payments. Depreciation increased 149% due to an increase in capital expenditures.

         INTEREST INCOME AND EXPENSE. Interest income for fiscal 2000 increased 1,204% to $2.3 million, from $177,000 in fiscal 1999. The increase was due to our increased cash and short-term investments. We received net cash proceeds of $47 million from the Company's initial public offering in July 1999, as well as $9 million in proceeds received upon our sale of common stock to NBC, Knowledge Net Holdings and Nextera in June 1999. Interest expense decreased to $18,500 for the year ended March 31, 2000, from $56,000 for the year ended March 31, 1999, due to the payment in full of our bank debt during the year.

         TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through March 31, 2000. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

FISCAL YEAR ENDED MARCH 31, 1999, COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         REVENUES. Net revenues for fiscal 1999 increased 78% to $9.2 million, from $5.2 million in fiscal 1998.

         Our subscription revenue provided the most growth, increasing 227% to $4.8 million in fiscal 1999 from $1.5 million in fiscal 1998. Revenues from individual subscribers increased 184% to $3.5 million, from $1.2 million in fiscal 1998, due to the increase in number of subscribers and the effects of a full year of revenues related to the previous year's growth in subscriber count.

         The growth in the number of new subscribers was a result of increased traffic to our Web site with page views increasing to over 11 million per month by March 1999, from 6 million per month in March 1998. Revenues from enterprise subscriptions for fiscal 1999 increased 445% to $1.3 million from $239,000 in fiscal 1998 due to the increase in the number of enterprise accounts. Sales leads provided by the additional traffic to our Web site and our increased number of salespeople contributed to the increase in new accounts. As of March 31, 1999, we had over 29,000 individual subscribers and over 1,300 enterprise accounts, compared to 17,000 individual subscribers and 468 enterprise accounts as of March 31, 1998.

         Licensing revenues for fiscal 1999 increased 61% to $2.0 million from $1.2 million in fiscal 1998 due to higher royalty payments from licensees. Royalty payments are based on usage of Hoover's content or other revenue sharing arrangements.

         During fiscal 1999, advertising and e-commerce revenues were lower than fiscal 1998 by 19%. In fiscal 1998 we had an agreement with Infoseek that gave Infoseek exclusive rights to sell advertising on our Web site. Beginning in April 1997, Infoseek was required to pay us minimum payments to the extent that its sales of our advertising did not meet or exceed agreed upon minimum advertising levels. During fiscal

1998, Infoseek paid us $678,000 under the minimum payment provisions of the agreement. Infoseek's exclusive rights to sell our advertising were terminated as of October 1, 1997, at which time we began to build an internal advertising sales force. During fiscal 1999 we did not receive minimum payments from Infoseek.

         Revenues from CD-ROM and print products for fiscal 1999 increased 3% from fiscal 1998, due to a higher volume of products shipped. Substantially all of our provision for returns of print products relates to trade books shipped to bookstores. The provision for returns declined in fiscal 1999 as a percentage of CD-ROM and print revenues as a result of our decision in September 1997 to discontinue producing new books suitable for distribution through bookstores.

         COST OF REVENUES. Cost of revenues for fiscal 1999 increased 65% to $5.0 million, from $3.0 million in fiscal 1998. As a percentage of revenues, fiscal 1999 costs were slightly lower than fiscal 1998. The increase in cost of revenues was primarily due to a $1.5 million, or 80%, increase in compensation for existing and new editorial personnel, and a $287,000, or 149%, increase in expenses associated with third-party content. In fiscal 1999, we added ten full-time editorial personnel, including our Vice President and Editor in Chief, and used over 20 temporary writers, editors and support staff to add and enhance company and industry information. The increase in third-party content expense is related to additional content that was provided to our Web site and higher costs associated with existing content.

         PRODUCT DEVELOPMENT. Product development expenses for fiscal 1999 increased 45% to $566,000, from $391,000 in fiscal 1998. This increase was due to additional programmers and analysts, and fees paid to outside consultants. We increased our personnel and consulting costs in order to plan and implement technology upgrades that are currently in progress.

         SALES AND MARKETING. Sales and marketing expenses for fiscal 1999 increased 46% to $2.2 million, from $1.5 million in fiscal 1998. The increase in sales and marketing expenses was due primarily to an increase in the number of enterprise sales representatives and an increase in the number of marketing and business development personnel.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for fiscal 1999 increased 60% to $3.4 million, from $2.1 million in fiscal 1998. The increase was primarily due to a $457,000, or 96%, increase in fees for professional services and travel and a $452,000, or 57%, increase in salaries of existing executive and administrative staff as well as the addition of administrative, finance, project management and human resource personnel. General office expenses increased $228,000, or 39%, due to facility expansion as well as increases in credit card processing fees on individual subscription payments. Depreciation increased $141,000, or 52%, due to an increase in capital expenditures.

         INTEREST INCOME AND EXPENSE. Interest income for fiscal 1999 increased 37% to $177,000 from $129,000 in fiscal 1998. The increase was due to our increased cash position for fiscal 1999, which was primarily due to the $4.5 million in proceeds received upon the sale of our equity securities to Media General in September 1997. Interest expense of $56,000 in fiscal 1999 increased from $47,000 in fiscal 1998 primarily from our increased bank debt and capital leases used to finance equipment purchases.

         TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through March 31, 1999. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate it is more likely than not that the net deferred tax assets will not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         We used $5.9 million net cash in operating activities during the twelve months ended March 31, 2000, compared to $4,000 in the twelve months ended March 31, 1999. Net cash used in operating activities resulted from net operating losses partially offset by increases in deferred revenues and accrued expenses.

         We used $16.3 million in investing activities in fiscal 2000 compared to $788,000 in fiscal 1999. Net cash used in investing activities was primarily related to the purchase of short-term securities, purchases of computer and network equipment as well as leasehold improvements.

         We obtained cash from financing activities of $57.3 million in fiscal 2000 compared to $4.7 million in fiscal 1999, primarily through the Initial Public Offering of our common stock. In addition, in 1998, we utilized revolving credit lines secured by accounts receivable and computer equipment to fund operations.

         As of March 31, 2000, we had $57 million of cash, cash equivalents and short-term investments. Our principal commitments at March 31, 2000 consisted of obligations under capital leases. Our accounts payable balance as of March 31, 2000 was $592,000 that consisted of short-term accounts, due within 30 days, and commissions due to employees. Our accrued expenses of $2.7 million primarily includes amounts due to vendors for advertising, marketing, and professional expenses for which we have not been invoiced as well as unused vacation due to employees.

         At March 31, 2000, we had no existing term loans or lines of credit with any banks. At March 31, 1999, we had a $550,000 term loan that matured effective on December 31, 2000; a $200,000 term loan that matured effective on January 12, 2000; and a $150,000 revolving line of credit with a bank. The line of credit expired on March 31, 1999, and the term loans were paid off in September 1999.

         During June 2000, the Company entered into a non cancelable lease for additional long-term office space in Austin, Texas. This lease commences on May 1, 2001, with total minimum payments over the 10 year lease term of $11.2 million, plus operating expenses.

         We may in the future pursue additional acquisitions of businesses, products and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

         We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Beyond the next 12 months, our significant commitments consist of repayment of lease commitments for facilities and telephone equipment. We also intend to invest in sales and marketing promotions and continue to build an infrastructure to meet the needs of a public company. Although we currently expect to meet the cash requirements of such commitments, expenditures and ongoing operating expenses from working capital, in order to meet our long-term liquidity needs, we may need or choose to raise additional funds, seek an additional credit facility or seek other financing arrangements.

YEAR 2000 READINESS DISCLOSURE

Over the last year we planned and implemented a year 2000 compliance project to assess the readiness of internally developed and third-party software, content, and business systems. Based on this assessment and the fact that we have experienced no significant problems subsequent to December 31, 1999, we believe that our internally developed software, our content publishing system, and third-party supplied software is year 2000 compliant. We cannot assure that we will not have technology failures in the future as a result of year 2000 issues. However, we do not believe this will have a material effect.

RECENTLY ISSUED ACCOUNTING STATEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires Hoover's to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on Hoover's rights or obligations under the applicable derivative contract. Hoover's will adopt SFAS 133 no later than the first quarter of fiscal year 2001. The Company is analyzing the potential effects of SFAS 133 and does not expect that SFAS 133 will have a material impact on Hoover's consolidated results of operations, financial position or cash flows. However, certain warrants held by Hoover's could be material.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company does not expect the application of SAB No. 101 to have a material impact on the Company's financial condition or results of operations.

The FASB recently issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 provides guidance related to the implementation of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not believe Interpretation No. 44 will have a material impact on the Company's financial condition or results of operations.

In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on EITF 00-2, Accounting for Web-Site Development Costs. The consensus provides guidance on the treatment of Web-site development costs. The consensus is to be applied prospectively for fiscal quarters beginning after June 30, 2000. The Company does not believe the consensus will have a material impact on the Company's financial condition or results of operations

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          During the year ended March 31, 1998, Hoover's had floating rate borrowings and capital lease obligations which resulted in the risk that interest expense of the fair value of capital lease obligations might be impacted by changes in market interest rates. However, because these borrowings were not significant, market risks related to financial instruments were not material.

          Hoover's has capital lease obligations, which result in the risk that interest expense or the fair value of capital lease obligations might be impacted by changes in market interest rates. However, market risks associated with capital leases are not significant.

          On July 26, 1999, upon the closing of our initial public offering of common stock, we received approximately $47 million in net proceeds from the underwriters of the offering. To date, the majority of these proceeds have been invested in money market funds backed by short-term government securities and other short-term, investment-grade, interest-bearing instruments classified as "available for sale." These instruments are also subject to the risk that interest income or fair value might be affected by changes in market interest rates. A one-percent decrease in market rates would likely reduce our interest income by approximately $500,000 but we do not expect it would materially affect the fair value of these instruments. As of March 31, 2000, all of these investments mature in less than one year.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a)   1.  Financial Statements.

                   The information required by this Item is filed as an Exhibit to this Form 10-K.

         (b)   2.  Supplementary Data.

                   Not Applicable.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III.

         Certain information required by Part III is omitted from this Report because we will file a definitive Proxy Statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.


ITEM 10: DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal 1 - Election of Directors," "Executive Compensation - Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11: EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Executive Compensation."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Principal Stockholders."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Executive Compensation - Certain Transactions with Management."


                                    PART IV.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS
               --------------------

               The following financial statements of Hoover's, Inc., are filed as part of this Form 10-K on the pages indicated:

                    INDEX TO FINANCIAL STATEMENTS                                           PAGE
                    -----------------------------                                           ----
                    Report of Independent Auditors...................................        34
                    Balance Sheets as of March 31, 2000, and 1999....................        35
                    Statements of Operations for the years ended March 31, 2000,
                    1999 and 1998....................................................        36
                    Statements of Stockholders' Equity for the years ended March
                    31, 2000, 1999 and 1998..........................................        37
                    Statements of Cash Flows for the years ended March 31, 2000,
                    1999 and 1998....................................................        38
                    Notes to Financial Statements....................................        39

               2.   FINANCIAL STATEMENT SCHEDULES

                    None.

         (b)        Reports on Form 8-K

                    None.

         (c)        EXHIBITS. The exhibits to the Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and
                    Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon requests to Hoover's and payment of a reasonable fee.

EXHIBIT NUMBER
--------------

         3.1*   --- Form of Amended and Restated Certificate of Incorporation of
                    Hoover's, Inc., as amended

         3.3*   --- Form of Amended and Restated Bylaws of Hoover's, Inc., as
                    amended.

         4.1*   --- Specimen certificate for shares of common stock.

         4.3*   --- Form of Warrant.

         10.1*  --- Amendment No. 1 to Stock Purchase Agreement dated as of June
                    25, 1999, by and between Hoover's, Inc., and Media General,
                    Inc.

         10.2*  --- Amended Restated Stock Purchase Agreement dated June 24,
                    1999, by and between Hoover's, Inc. and Warner Books, Inc.

         10.3*  --- Distributor Agreement dated June 1, 1999, by and between
                    Hoover's, Inc., and Media General Financial Services, Inc.

         10.4*  --- La Costa Green Office Building Lease Agreement, as amended, dated March 12, 1996, by and between The Reference Press,
                    Inc., and KP/Miller Realty Growth.

         10.5*  --- Imperial Bank Security and Loan Agreements dated June 17,
                    1997, and April 2, 1998.

         10.6*  --- Form of Indemnification Agreement between Hoover's, Inc., and each of its directors and executive officers.

         10.7*  --- Form of Hoover's, Inc., 1999 Stock Incentive Plan.




         10.8*  --- Stock Purchase Agreement dated as of June 11, 1999, by and between Hoover's, Inc., and Knowledge Net Holdings, L.L.C.

         10.9*  --- Strategic Relationship Agreement dated as of June 11, 1999, by and between Hoover's, Inc., and Knowledge Net Holdings,
                    L.L.C.

         10.10* --- Amendment No. 1 to Stock Purchase Agreement dated as of
                    June 11, 1999, by and among Hoover's, Inc., Knowledge Net
                    Holdings, Inc., and Nextera Enterprises, Inc.

         10.11* --- Stock Purchase Agreement dates as of September 4, 1997, by and between Hoover's, Inc., and Media General, Inc.

         10.12  --- Sublease Agreement for the 6th floor, 4 West 58th St., New
                    York, New York, between Hoover's, Inc., and joan and david helpern incorporated dated July 23, 1999.

         23.1   --- Consent of Ernst & Young, L.L.P.

         24.1   --- Power of Attorney.

         27.1   --- Financial Data Schedule for year ended March 31, 2000.


*Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1, Registration No. 333-78109, such exhibit incorporated herein by reference.

Exhibit 1. Consolidated Financial Statements


REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND SHAREHOLDERS
HOOVER'S, INC.

We have audited the accompanying balance sheets of Hoover's, Inc., as of March 31, 2000, and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hoover's, Inc., at March 31, 2000, and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

Austin, Texas
April 27, 2000, except for Note 11,
as to which the date is June 27, 2000

                                 HOOVER'S, INC.

                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      MARCH 31,
                                                                                                      ---------

                                                                                               2000             1999
                                                                                               ----             ----
ASSETS
Current assets:
  Cash and cash equivalents......................................................           $42,881          $ 7,814
   Short-term investments........................................................            14,043               --
  Accounts receivable, less allowance for doubtful accounts of $292 and $33 at
    March 31, 2000 and March 31, 1999, respectively..............................             3,581              866
  Book inventory, less allowances for excess and obsolete inventory of $67 and
   $78 at March 31, 2000 and March 31, 1999, respectively.........................               58               84
  Prepaid expenses and other current assets......................................               243               89
                                                                                  -----------------------------------
Total current assets.............................................................            60,806            8,853
Property, plant and equipment:
  Computer and office equipment..................................................             3,371            1,493
  Equipment under capital lease..................................................               147              147
  Furniture and fixtures.........................................................               785              345
                                                                                  -----------------------------------
                                                                                              4,303            1,985
  Less accumulated depreciation..................................................            (1,919)            (889)
                                                                                  -----------------------------------
Total property, plant and equipment..............................................             2,384            1,096
Other assets.....................................................................             1,325              127

Total assets.....................................................................           $64,515          $10,076
                                                                                  ===================================


LIABILITIES
Current liabilities:
  Accounts payable and commissions...............................................           $   592          $   460
  Accrued expenses...............................................................             2,656              694
  Current portion of long-term debt and capital leases...........................                25              376
  Deferred revenue...............................................................             3,258            1,618
                                                                                  -----------------------------------
Total current liabilities........................................................             6,531            3,148


Bank term loan, less current portion.............................................                --               98
Obligations under capital leases, less current portion...........................                38               70
                                                                                  -----------------------------------
Total liabilities................................................................             6,569            3,316
Stockholders' equity:
  Common stock, $.01 par value, 150,000,000 shares authorized 12,706,792 and
    7,090,725 shares issued at March 31, 2000, and March 31, 1999, respectively..               127               71
  Additional paid-in capital.....................................................            77,491           18,067
  Unearned stock compensation....................................................            (1,530)          (2,764)
  Accumulated deficit............................................................           (17,992)          (8,464)
  Treasury stock at cost -  150,000 shares.......................................              (150)            (150)
                                                                                  -----------------------------------
Total stockholders' equity.......................................................            57,946            6,760
                                                                                  -----------------------------------
Total liabilities and stockholders' equity.......................................           $64,515          $10,076
                                                                                  ===================================

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                            STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED MARCH 31,
                                                      ----------------------------------------
                                                          2000            1999         1998
                                                      -------------    ----------   ----------
Revenues
  Advertising and e-commerce.......................     $     6,688    $      961   $    1,182
  Subscriptions....................................           8,743         4,784        1,464
  Licensing........................................           2,082         1,980        1,233
  CD-ROM and print.................................           1,560         1,637        1,591
                                                      ----------------------------------------
Total revenues.....................................          19,073         9,362        5,470
  Provision for returns of print products..........             (53)         (133)        (288)
                                                      ----------------------------------------
Net revenues.......................................          19,020         9,229        5,182
  Cost of revenues.................................          (7,436)       (5,002)      (3,035)
                                                      ----------------------------------------
Gross profit.......................................          11,584         4,227        2,147
Expenses:
  Product development..............................           2,005           566          391
  Sales and marketing..............................          12,590         2,184        1,501
  General and administrative.......................           7,104         3,402        2,125
  Non-cash compensation............................           1,702           451           --
                                                      ----------------------------------------
Total expenses.....................................          23,401         6,603        4,017
Operating loss.....................................         (11,817)       (2,376)      (1,870)
Interest income ...................................           2,308           177          129
Interest expense...................................             (19)          (56)         (47)
                                                      ----------------------------------------
Net loss...........................................     $    (9,528)   $   (2,255)      (1,788)
                                                      ========================================

Basic and diluted net loss per share...............     $     (0.88)   $    (0.42)  $    (0.39)
                                                      ========================================
Shares used in computation of basic and diluted
  loss per share...................................      10,840,753    5,314,092       4,569,038

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                    Shares of     Common     Additional     Unearned                                   Total
                                     Common       Stock        Paid-In       Stock       Accumulated    Treasury   Stockholders'
                                      Stock      Par Value     Capital    Compensation      Deficit       Stock        Equity
                                   ----------------------------------------------------------------------------------------------
Balance at March 31, 1997.........   4,064,025   $   40      $   5,136            --     $   (4,421)    $  (150)   $      605
Exercise of options...............      24,900        1             33            --             --          --            34
Exercise of warrants..............     232,050        2            849            --             --          --           851
Issuances of common stock.........     900,000        9          4,283            --             --          --         4,292
Net loss..........................          --       --             --            --         (1,788)         --        (1,788)
                                   ----------------------------------------------------------------------------------------------

Balance at March 31, 1998.........   5,220,975       52         10,301            --         (6,209)       (150)        3,994
Exercise of options...............     193,500        2            261            --             --          --           263
Exercise of warrants..............   1,676,250       17          4,290            --             --          --         4,307
Unearned stock compensation.......          --       --          3,215        (3,215)            --          --            --
Amortization of unearned stock
compensation......................          --       --             --           451             --          --           451
Net loss..........................          --       --             --            --         (2,255)         --        (2,255)
                                   ----------------------------------------------------------------------------------------------

Balance at March 31, 1999.........   7,090,725       71         18,067        (2,764)        (8,464)       (150)        6,760
Exercise of options...............     431,951        4            875            --             --          --           879
Exercise of warrants..............     191,839        2            357            --             --          --           359
Unearned stock compensation.......          --       --            468          (468)            --          --            --
Initial Public Offering, net......   3,737,500       37         47,392            --             --          --        47,429
Private Placements of common
  stock...........................   1,231,863       12         10,152            --             --          --        10,164
Employee Stock Purchase Plan......      22,914        1            180            --             --          --           181
Amortization of unearned stock
  compensation....................          --       --             --         1,702             --          --         1,702
Net loss..........................          --       --             --            --         (9,528)         --        (9,528)
                                   ----------------------------------------------------------------------------------------------

Balance at March 31, 2000.........  12,706,792     $127        $77,491       $(1,530)      $(17,992)      $(150)      $57,946
                                   ==============================================================================================

See accompanying Notes.

                                 HOOVER'S, INC.
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             YEAR ENDED MARCH 31,
                                                                       ------------------------------
                                                                         2000        1999       1998
                                                                       --------    -------    -------
OPERATING ACTIVITIES
Net loss............................................................   $ (9,528)   $(2,255)   $(1,788)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation......................................................      1,030        415        272
  Amortization......................................................        499         --         --
  Amortization of unearned stock compensation.......................      1,702        451         --
  Changes in operating assets and liabilities:
     Accounts receivable............................................     (2,715)        68       (557)
     Inventories....................................................         26         56         91
     Prepaid expenses and other current assets......................       (154)         8        (46)
     Other Assets...................................................       (500)      (110)       198
     Accounts payable and commissions...............................        132        251        (69)
     Accrued expenses...............................................      1,962        142        265
     Deferred revenue...............................................      1,640        970        589
                                                                     --------------------------------


Net cash used in operating activities...............................     (5,906)        (4)    (1,045)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net.....................     (2,318)      (788)      (584)
Purchase of short term securities...................................    (14,043)        --         --
                                                                     --------------------------------
Net cash used in investing activities...............................    (16,361)      (788)      (584)


FINANCING ACTIVITIES
Payments on lines of credit from stockholders.......................         --         --       (350)
Proceeds from bank term loans.......................................         --        497        200
Payments on bank term loans.........................................       (448)      (287)       (94)
Payments on capital leases..........................................        (33)       (34)       (22)
Net proceeds from capital stock transactions........................     57,815      4,570      5,176
                                                                     --------------------------------
Net cash provided by financing activities...........................     57,334      4,746      4,910

Increase in cash and cash equivalents...............................     35,067      3,954      3,281
Cash and cash equivalents at beginning of year......................      7,814      3,860        579
                                                                     --------------------------------

Cash and cash equivalents at end of year............................   $ 42,881    $ 7,814    $ 3,860

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Hoover's, Inc. ("Hoover's") creates, publishes and distributes high-quality company and business information for business organizations, businesspeople and investment professionals. Hoover's publishes this information on the Internet through Hoover's Online and related sites, as well as through other third-party online and Internet services. At the core of all products and services is a proprietary database of worldwide company and industry information. Hoover's sells advertising and sponsorships, conducts e-commerce activity, and sells online subscriptions to certain of its information on Hoover's Online. Hoover's also has a line of print products.

CASH AND CASH EQUIVALENTS

Hoover's considers all highly liquid investments with a maturity of three months or less when purchased and money market mutual fund shares to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts. Hoover's customers are concentrated in the United States. Hoover's performs limited credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of each customer, historical trends and other information. Credit losses have not been significant to date.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Hoover's depreciates property, plant and equipment using the straight-line method over estimated useful lives of three to five years. Depreciation expense includes depreciation of assets acquired under capital leases.

REVENUE RECOGNITION

Advertising revenues are recognized as impressions are delivered or ratably over the contract period based on the terms of the specific customer agreements, provided that no significant remaining obligations exist and collection of the resulting receivable is probable. If an agreement contains both a minimum contract period and a minimum impression guarantee, Hoover's recognizes revenue based on the lesser of the ratio of impressions delivered over the minimum impressions guaranteed or ratably over the contract period. We also derive e-commerce revenues from advertisers and other partners who pay either a fee per transaction or a percentage of sales generated directly from their advertisement on our Web site or from their special sponsorship of an area within our Web site provided that no significant remaining obligations exist and collection of the resulting receivable is probable.

The Company recorded barter revenue and expense of $634,000 during the year ended March 31, 2000. No barter revenue or expense was recorded during the years ended March 31, 1999, and 1998, respectively.

Subscription sales are recognized as service is provided under the terms of online subscription agreements. Payments received in advance of providing services are recorded as deferred revenue and amortized into revenue over the term of the agreement.

Licensing sales are recognized as service is provided under the terms of licensing agreements. Payments received in advance of providing services are recorded as deferred revenue and recorded as revenue when earned.

CD-ROM and print product revenues are recognized when goods are shipped to customers. At the time of sale, an allowance for returns is established.

ADVERTISING COSTS

Hoover's expenses advertising costs as incurred. These expenses were approximately $2,067,000, $478,000 and $275,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

COST OF REVENUES

Cost of revenues includes editorial costs, licensing of third-party content, hosting and communication services and advertising agency discounts.

PRODUCT DEVELOPMENT

Product development expenses primarily include personnel and consulting costs associated with the design, development and testing of the Hoover's Online systems and site. Hoover's generally expenses product development expenses as incurred. Software development costs are required to be capitalized following establishment of technological feasibility. To date, costs meeting this criterion have been insignificant.

ACCOUNTING FOR STOCK-BASED COMPENSATION

As allowed by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, Hoover's accounts for its stock compensation arrangements with employees under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Hoover's has provided the pro forma and other disclosures required by SFAS No. 123.

SEGMENT INFORMATION

Effective April 1, 1998, Hoover's adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting financial information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements and requires reporting selected information about operating segments in interim financial reports. Hoover's does not believe it operates in more than one segment because the chief operating decision maker allocates resources and assesses the performance associated with business information services and other activities as a single segment.

NET LOSS PER SHARE

Hoover's computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Hoover's calculation of diluted net loss per share excludes shares of common stock issuable upon exercise of warrants and employee stock options because inclusion would be antidilutive.

Under SAB 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration prior to the anticipated effective date of an initial public offering are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. Hoover's has not issued any such securities for nominal consideration.

Weighted average shares outstanding during the years ended March 31, 2000, 1999 and 1998 were 10,840,753, 5,314,092 and 4,569,038, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

Hoover's accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

CONCENTRATIONS OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments, trade receivables and inventory. The Company's short-term investments, which are included in cash and cash equivalents and short-term investments for reporting purposes, are placed with high credit quality financial institutions and issuers. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral. The following table summarizes the changes in valuation allowances for trade receivables and inventory (in thousands):

                                                              BALANCE AT     PROVISIONS    DEDUCTIONS    BALANCE AT
                                                             BEGINNING OF    CHARGED TO       FROM         END OF
                                                                PERIOD         EXPENSE      RESERVES       PERIOD
                                                            --------------------------------------------------------
YEAR ENDED MARCH 31, 1998:
Allowance for Doubtful Accounts.........................           14            20            --            34
Inventory obsolescence reserve .........................           49            25            21            53
Return Reserves ........................................          177           280           299           158

YEAR ENDED MARCH 31, 1999:
Allowance for Doubtful Accounts ........................           34            --             1            33
Inventory obsolescence reserve .........................           53            40            15            78
Return Reserves ........................................          158            59           160            57

YEAR ENDED MARCH 31, 2000:
Allowance for Doubtful Accounts ........................           33           338            79           292
Inventory obsolescence reserve .........................           78            69            80            67
Return Reserves ........................................           57            --            57            --


RECLASSIFICATIONS

Reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires Hoover's to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on Hoover's rights or obligations under the applicable derivative contract. Hoover's will adopt SFAS 133 no later than the first quarter of fiscal year 2001. The Company is analyzing the potential effects of SFAS 133 and does not expect that SFAS 133 will have a material impact on Hoover's consolidated results of operations, financial position or cash flows. However, certain warrants held by Hoover's could be material.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company does not expect the application of SAB No. 101 to have a material impact on the Company's financial condition or results of operations.

The FASB recently issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 provides guidance related to the implementation of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not believe Interpretation No. 44 will have a material impact on the Company's financial condition or results of operations.

In March 2000, the Emerging Issues Task Force of the FASB consensus EITF 00-2, Accounting for Web-Site Development Costs. The consensus provides guidance on the treatment of Web-site development costs. The consensus is to be applied prospectively for fiscal quarters beginning after June 30, 2000. The Company does not believe the release will have a material impact on the Company's financial condition or results of operations.

2. CAPITAL STOCK AND WARRANTS

In September 1997, Hoover's completed a private placement of 900,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock of Hoover's (one half at an exercise price of $4.00 per share and one half at exercise price of $4.67 per share) for proceeds of $4,300,000 net of costs. Hoover's also granted warrants to purchase 40,500 shares of common stock with an exercise price of $3.67 per share to an investment adviser in conjunction with this transaction. At the same time, various warrant holders exercised existing warrants to purchase 232,050 shares of common stock for net proceeds of $851,000.

In conjunction with the September 1997 private placement, stockholders were given additional limited rights of first refusal with respect to sales of Hoover's stock. Changes to the stockholder's agreement required Hoover's to obtain approval from 70% of the stockholders before increasing the number of directors, issuing new stock, warrants or options (except for options already authorized under the existing Employee Stock Option Plans), selling or disposing of assets (except in the normal course of business) or merging into or consolidating with any other corporation, and contained other approval provisions regarding the adoption of capital and operating budgets, incurrence of indebtedness over $500,000 and for certain executive compensation arrangements or changes. The Stockholders Agreement terminated on its own terms upon the Hoover's Initial Public Offering of its common stock in July 1999.

In December 1997, a stockholder waived certain first refusal and other rights, previously granted in conjunction with a private placement offering in 1994, in exchange for warrants to purchase 225,000 shares of common stock of Hoover's at an exercise price of $3.33 per share. Also during 1997, certain warrant holders exercised warrants previously issued to purchase 214,605 shares of common stock of Hoover's at an exercise price of $1.33 per share and were issued new warrants to purchase 332,520 shares of common stock of Hoover's at an exercise price of $3.33 per share. Additionally, Hoover's granted warrants to purchase 105,000 shares of common stock with an exercise price of $3.33 per share to members of the board of directors.

In December 1997, Hoover's effected a ten-for-one split of the common stock. All share and per share amounts in the financial statements and accompanying notes have been restated to reflect the ten-for-one stock split.

In September 1998, Hoover's granted warrants to purchase 82,500 shares of common stock with exercise prices of $4.33 per share to members of the board of directors for past service.

In February 1999, a warrant holder exercised warrants to purchase 885,000 shares of common stock for proceeds of $1,327,500. In March 1999, a warrant holder exercised warrants to purchase 750,000 shares of common stock for proceeds of $3,000,000.

In June 1999, the stockholders approved an increase in authorized common stock, allowing Hoover's to effect a two-for-one split of the common stock, which was approved by the board of directors in May 1999. Also in June 1999, the stockholders approved a .75-for-one reverse split of the common stock. All share and per share amounts in the financial statements and accompanying notes have been restated to reflect both the two-for-one split and the reverse stock split.

In June 1999, Hoover's sold an aggregate of 1,022,727 shares of its common stock to a company for an aggregate purchase price of $7.4 million. Hoover's concurrently entered into an agreement with the company pursuant to which the company will purchase from Hoover's at fair value, at least $2.0 million of various services, which may include advertising on Hoover's Web site, sponsorship of feature or content areas of Hoover's Web site, licensing of Hoover's company or industry information and/or enterprise subscriptions.

In June 1999, Hoover's sold an aggregate of 206,045 shares of its common stock to a Company for an aggregate purchase price of $1.5 million. These shares were sold in conjunction with a content collaboration agreement by Hoover's below the current market value resulting in Hoover's recording a $1.2 million intangible to be amortized over two years.

In connection with the June 1999 Private Placements, Hoover's also issued 3,091 shares common stock to a financial advisor.

In July 1999, the Company completed an Initial Public Offering in which the Company sold 3,737,500 shares of its Common Stock for net proceeds of $47.4 million.

At March 31, 2000, and 1999, the following warrants to purchase shares of common stock were outstanding and exercisable, primarily to existing stockholders:


                                                                 SHARES ISSUABLE
                                                                  UPON EXERCISE
                                                        -------------------------------

                                                                  2000             1999
                                                                  ----             ----
   Expire June 2000, price $1.33 per share.                     18,750           56,250
   Expire December 2001, price $2.00 per share                      --           37,500
   Expire December 2000, price $3.33 per share                 599,085          662,520
   Expire March 2002, price $3.67 per share                         --            6,750
   Expire September 2002, price $3.67 per share                     --           40,500
   Expire December 2007, price $4.33 per share                  60,000           82,500
   Expire July 2000, price $4.67 per share                     750,000          750,000
                                                        ===============================
                                                             1,427,835        1,636,020
                                                        ===============================

In general, the exercise prices of the warrants is to be adjusted only for capital restructures and stock splits, and not for subsequent sales of Common Stock. The weighted average exercise price of warrants outstanding at March 31, 2000, was $4.05. There were no additional warrants granted during the year ended March 31, 2000. At March 31, 2000 and 1999, 1,427,835 and 1,636,020
shares of common stock were reserved for outstanding warrants.

3. STOCK OPTIONS AND TRANSACTIONS

Hoover's has several incentive and non-qualifying stock option plans to grant options and issue stock to key employees, board members and other individuals.

In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("ESPP") whereby eligible employees can purchase shares of the Company's common stock. The Company has reserved 150,000 shares of common stock for issuance under the ESPP. Payroll deductions may not exceed 15% of the participant's base salary for each semiannual period of participation. The purchase price per share shall not be less than 85% of the lower of (1) the fair market value of the common stock on the participant's entry date into the offering period or (2) the fair market value on the semiannual purchase date. In no event, may any participant purchase more than 600 shares on any one semiannual purchase date, nor may all participants in the aggregate purchase more than 75,000 shares on any one semiannual purchase date. Unless sooner terminated by the Board, the Plan shall terminate upon the earliest of (i) the last business day in July 2009, (ii) the date on which all shares available for issuance under the Plan shall have been sold pursuant to purchase rights exercised under the Plan, or (iii) the date on which all purchase rights are exercised in connection with a Corporate Transaction. As of March 31, 2000, 22,914 shares were issued under the ESPP.

Under the 1999 Stock Incentive Plan (the "Plan"), employees, non-employee members of the Board, and consultants may be granted options to purchase shares of common stock, stock appreciation rights, or be issued shares of the Company's common stock directly. The term of each option is no more than ten years from the date of grant. There were 3,228,441 shares authorized at March 31, 2000, of which 529,866 are available for future grant. The aggregate number of shares authorized shall automatically increase each year by a number equal to the lesser of 2% of the shares of Common Stock then outstanding or 375,000 shares.

During the years ended March 31, 2000, and March 31, 1999, the Company granted 52,500 options and 214,500 options, respectively, at exercise prices below the subsequently determined fair market value of the underlying shares of common stock on the dates of grant. As a result, Hoover's recorded unearned stock compensation of $467,560 and $3,214,602 for the years ended March 31, 2000, and 1999. These amounts are being amortized over the vesting periods of the applicable options, resulting in amortization of $1,701,503 and $450,603 for the years ended March 31, 2000, and 1999, respectively.

A summary of the Company's stock option activity and related information through March 31, 2000, is as follows:

                                                         NUMBER OF SHARES        WEIGHTED AVERAGE EXERCISE PRICE
                                                     ------------------------    -------------------------------
      Total options outstanding at March 31, 1997           1,209,450                          $ 1.26
      Options granted ...........................             532,500                          $ 3.73
      Options forfeited .........................             (24,600)                         $ 2.00
      Options exercised .........................             (24,900)                         $ 1.34
                                                   ---------------------------------------------------------

      Total options outstanding at March 31, 1998           1,692,450                          $ 2.03
      Options granted ...........................             674,400                          $ 4.65
      Options forfeited .........................             (47,700)                         $ 3.60
      Options exercised .........................            (193,500)                         $ 1.36
                                                   ---------------------------------------------------------

      Total options outstanding at March 31, 1999           2,125,650                          $ 2.88
      Options granted ...........................             760,150                          $11.32
      Options forfeited .........................            (181,825)                         $ 5.62
      Options exercised .........................            (431,951)                         $ 2.03
                                                   ---------------------------------------------------------

      Total options outstanding at March 31, 2000           2,272,024                          $ 5.65
                                                   =========================================================

A total of 1,108,774, 1,113,675, and 906,780 outstanding options are exercisable as of March 31, 2000, 1999 and 1998, respectively.

The following is a summary of options outstanding and exercisable as of March 31, 2000:


                                     OUTSTANDING                                       EXERCISABLE
                      --------------------------------------------------------------------------------------------------
                        NUMBER OF        WEIGHTED           WEIGHTED       NUMBER OF         WEIGHTED           WEIGHTED
                        SHARES           AVERAGE            AVERAGE        SHARES            AVERAGE            AVERAGE
                        SUBJECT TO       REMAINING          EXERCISE       SUBJECT TO        REMAINING          EXERCISE
                        OPTIONS          CONTRACTUAL        PRICE          OPTIONS           CONTRACTUAL        PRICE
                        OUTSTANDING      LIFE (IN YEARS)                   EXERCISABLE       LIFE (IN YEARS)
                      --------------------------------------------------------------------------------------------------
RANGE OF
EXERCISE PRICES

$1.00 .........            501,899             2.9          $ 1.00            501,899             2.9           $ 1.00
$2.00 .........            143,750             6.2            2.00            143,750             6.2           $ 2.00
$3.67-$4.33 ...            715,875             7.7            3.98            370,331             7.5           $ 3.86
$4.67-$5.66 ...            234,750             8.8            5.43             45,544             8.8           $ 5.36
$8.75-$10.88 ..            124,900             9.9            9.84                 --              --               --
$11.06-$14.00 .            550,850             9.5           12.40             47,250             9.3            14.00
                         ---------          ------          ------          ---------          ------           ------
                         2,272,024             7.2          $ 5.65          1,108,774             5.4           $ 2.82




Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options granted prior to the Company's filing its Initial Public Offering on May 7, 1999, were estimated at the date of grant using a minimum value option pricing model (0% volatility). The fair value of options granted subsequent to the initial filing date through March 31, 2000, were estimated at the date of grant using the Black-Scholes pricing model and a volatility of 86%. The fair value of options was estimated under both pricing models with the following weighted-average assumptions:


                                                                                       YEAR ENDED MARCH 31,
                                                                                       --------------------
                                                                          2000               1999               1998
                                                                        --------           --------           --------
Risk-free interest rate ........................................         6.5%                6%                 6.5%
Weighted average expected life of the options ..................        4 years            4 years             4 years
Dividend rate ..................................................          0%                 0%                  0%
Weighted average fair value of options granted:
Exercise price equal to fair value of stock on date of grant ...         $7.80               $.92               $.87
Exercise price less than fair value of stock on date of grant ..        $11.80              $16.14               --





For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Hoover's pro forma information follows:


                                                                          YEAR ENDED MARCH 31,
                                                                          --------------------
                                                           2000                   1999                  1998
                                                        -----------           -----------           -----------
Pro forma stock-based compensation expense ...          $ 2,020,000           $   487,000           $   205,000
Pro forma net loss ...........................           (9,846,000)           (2,291,213)           (1,992,511)
Pro forma basic and diluted net loss per share             (.91)                 (.43)                 (.44)



Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of Hoover's employee stock options. Because, for pro forma disclosure purposes, the estimated fair value of Hoover's employee stock options is treated as if amortized to expense over the options' vesting period, the effects of applying SFAS No. 123 for pro forma disclosures are not necessarily indicative of future amounts.

4. INCOME TAXES

As of March 31, 2000, Hoover's had federal net operating loss carryforwards of approximately $13,813,000. The net operating loss carryforwards will expire beginning in 2005, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Hoover's deferred taxes at March 31, are as follows:



                                                                 2000                  1999
                                                             -----------           -----------
Deferred tax assets: ..............................

Capitalized costs .................................          $    86,744           $     4,514
Tax loss carryforwards ............................          $ 5,110,728           $ 2,752,588
Reserves for sales and inventory ..................          $   145,568           $    62,321
Accrued expenses and other ........................          $   238,608           $    69,676
                                                             -----------           -----------

Net deferred tax asset ............................          $ 5,581,648           $ 2,889,099
Valuation allowance for net deferred tax asset ....           (5,581,648)           (2,889,099)
                                                             -----------           -----------

Net deferred taxes ................................                 $ --                  $ --




Hoover's has established a valuation allowance to offset its deferred tax assets because Hoover's historical operating results indicate it is more likely than not that the net deferred tax assets will not be realized because of uncertainties regarding Hoover's ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The valuation allowance increased by approximately $2,693,000 during the year ended March 31, 2000. Approximately $955,000 of the valuation allowance for deferred tax assets relates to benefits for stock option deductions that were realized and will be allocated directly to contributed capital.

Hoover's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as a result of the following:



                                                              YEAR ENDED MARCH 31,
                                                              --------------------
                                                       2000            1999            1998
                                                       ----            ----            ----
Federal statutory rate...........................   (34.0)%         (34.0)%         (34.0)%
State taxes, net of federal benefit..............      (2.3)           (2.4)           (3.0)
Non-cash compensation expense....................       7.9             6.8              --
Other............................................       0.2             0.6             0.7
Change in valuation allowance....................      28.2            29.0            36.3
                                                       ----            ----            ----
                                                       0.0%            0.0%            0.0%



5. LEASE COMMITMENTS

Hoover's has entered into noncancelable operating leases for office space. Future minimum payments due under these leases and subsequent amendments are as follows for each of the years ending March 31:

                           2001.................................................      $709,570
                           2002.................................................       193,902
                           2003.................................................       110,250
                                                                                   -----------
                                                                                    $1,013,722

Rent expense for the years ended March 31, 2000, 1999 and 1999 totaled $598,810, $354,129 and $253,507, respectively. Hoover's leases certain telephone and computer equipment under long-term capital leases and has the option to purchase the assets at the end of the lease term. The telephone and computer equipment are included in property, plant and equipment in the balance sheet and related amortization is included in depreciation expense. At March 31, 2000, future minimum lease payments under these capital leases are as follows:

                           2001................................................     $25,459
                           2002................................................      25,459
                           2003................................................      21,389
                                                                                  ---------
                                                                                    $72,307

                           Less amount representing interest....................     (9,054)

                           Net present value....................................     63,253
                           Less current portion................................      24,827

                           Long-term capital lease obligations................      $38,426

6. SHORT-TERM BORROWINGS -- STOCKHOLDERS

Until March 31, 1999, Hoover's had a $300,000 line of credit agreement with a stockholder. There were no amounts outstanding under this line of credit at March 31, 2000, 1999 or 1998. Borrowings accrued interest at prime plus 2% and were collateralized by any trade accounts receivable due from that stockholder. During the year ended March 31, 1998, Hoover's incurred approximately $9,000 of interest expense under this line of credit. No interest expense was incurred under this line of credit during the years ended March 31, 2000, and 1999. Hoover's also maintained a $100,000 line of credit agreement with a group of stockholders. There were no amounts due under this line of credit at March 31, 2000, 1999 or 1998. All stockholder lines of credit were terminated effective March 31, 1999.

7. BANK OBLIGATIONS

At March 31, 2000, Hoover's had no loans or revolving lines of credit with banks. At March 31, 1999, Hoover's had a $550,000 term loan, a $200,000 term loan and a $150,000 revolving line of credit with a bank. The term loans bear interest at prime plus 1.50% and the revolving line of credit bears interest at prime plus 1.25%. At March 31, 2000, 1999 and 1998 there were no borrowings outstanding under the line of credit, and $0, $447,625 and $237,500, respectively, outstanding under the term loans. The bank obligations are collateralized by Hoover's receivables, inventory and property, plant and equipment. The carrying value of the bank obligations approximates fair value, as the interest rates are variable.

8. RELATED PARTY TRANSACTIONS

In March 1997, Hoover's entered into an Advertising Representation/Strategic Alliance Agreement with a stockholder. The agreement provided that the stockholder would be the exclusive agent for sales of advertising on Hoover's Online and related sites. Under the agreement, Hoover's would receive a percentage of revenue sold, subject to certain minimums. This agreement was amended effective October 1, 1997, to release the stockholder as Hoover's agent, but continued to require minimum payments through December 31, 1997. Hoover's recognized revenue of approximately $678,000 under this agreement during the year ended March 31, 1998. At March 31, 1998, approximately $235,000 of Hoover's accounts receivable were due from this stockholder, which was received during the year ended March 31, 1999.

Hoover's purchases certain information included in its databases from a subsidiary of a stockholder. Hoover's paid approximately $436,000, $274,000 and $134,000 during the years ended March 31, 2000, 1999 and 1998 respectively, for this information.

During fiscal 1999, Hoover's invested $50,000 in a company from which Hoover's purchases information. Hoover's has reported this investment in other assets on the cost basis. Hoover's paid approximately $75,000 and $64,000 during the years ended March 31, 2000, and 1999, respectively, for this information.

Hoover's had outstanding amounts payable of approximately $75,000 and $33,000 at March 31, 2000, and 1999, respectively, to a vendor who is also a stockholder.

In 1995, Hoover's entered into an exclusive five-year trade book distribution agreement in the United States and Canada with a stockholder. Hoover's ceased producing new trade books during the year ended March 31, 1998. Effective December 31, 1998, Hoover's ceased distributing trade books under this agreement. There were no amounts due from the stockholder under the terms of this agreement at March 31, 2000, or 1999.

9. DEFINED CONTRIBUTION PLAN

Hoover's sponsors a 401(k) defined contribution plan covering substantially all employees meeting service and eligibility requirements. Hoover's matches employee contributions, limited to the lesser of 50% of the employee contribution or $500. Participants vest immediately in employee contributions and over four years in Hoover's contributions. Hoover's matching contributions were $44,000, $25,000, and $16,000 during the years ended March 31, 2000, 1999, and 1998, respectively. Hoover's also pays the expenses of the plan that are insignificant.

                                 HOOVER'S, INC.

10. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Revenues for the years ended March 31 were as follows:


                                                              2000                 1999                 1988
                                                          -----------          -----------          -----------
United States...................................          $18,110,988          $ 8,736,905          $ 5,348,362

Foreign countries ..............................              962,521              624,635              121,206
                                                    -------------------------------------------------------------

Total ..........................................          $19,073,509          $ 9,361,540          $ 5,469,568

Hoover's considers online subscriber revenues as domestic revenues because these products are delivered from property located and information gathered within the United States. Revenues from foreign countries above represent online license agreements with customers located outside the United States and shipments of print products, primarily in the United Kingdom. Hoover's has no property, plant or equipment located outside the United States. No customer accounted for more than 10% of Hoover's revenues during the years ended March 31, 2000, 1999 or 1998.

Subscription sales consist of the following:


                                                               2000                1999                1998
                                                           ----------          ----------          ----------
Individual subscriptions ........................          $5,336,627          $3,481,429          $1,224,452

Enterprise subscriptions.........................           3,406,173           1,302,500             239,167
                                                    -------------------------------------------------------------

Total ...........................................          $8,742,800          $4,783,929          $1,463,619

11. SUBSEQUENT EVENTS

During June 2000, the Company entered into a non-cancelable, lease for additional long-term office space in Austin, Texas. This lease commences on May 1, 2001, with total minimum payments over the 10 year lease term of $11.2 million, plus operating expenses.

      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    HOOVER'S, INC


    June 29, 2000                             /s Patrick J. Spain
------------------------             --------------------------------------
         Date                                   Patrick J. Spain
                                             CHAIRMAN OF THE BOARD,
                                            CHIEF EXECUTIVE OFFICER
                                                 AND PRESIDENT
                                         (PRINCIPAL EXECUTIVE OFFICER)


    June 29, 2000                                /s Lynn Atchison
------------------------             --------------------------------------
         Date                                    Lynn Atchison
                                           SENIOR VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL OFFICER)

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Patrick J. Spain and Lynn Atchison, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                                   TITLE                                   DATE
------------------------------                        -------------------------------              -------------
                                                      Chairman of the Board, Chief                 June 29, 2000
/s/ Patrick J. Spain                                  Executive Office and President
------------------------------                        (Principal executive Officer)
Patrick J. Spain


                                                      Senior Vice President and                    June 29, 2000
                                                      Chief Financial Officer
/s/ Lynn Atchison                                     (Principal financial officer)
------------------------------
Lynn Atchison


/s/ William S. Berkley                                Director                                     June 29, 2000
------------------------------
William S. Berkley

/s/ Alan Chai                                         Director                                     June 29, 2000
------------------------------
Alan Chai

/s/ Steven Fink                                       Director                                     June 29, 2000
------------------------------
Steven Fink

/s/ Thomas J. Hillman                                 Director                                     June 29, 2000
------------------------------
Thomas J. Hillman

/s/ Gary E. Hoover                                    Director                                     June 29, 2000
------------------------------
Gary E. Hoover

/s/ Larry Kirshbaum                                   Director                                     June 29, 2000
------------------------------
Larry Kirshbaum

/s/ Stephen R. Zacharias                              Director                                     June 29, 2000
------------------------------
Stephen R. Zacharias