Form 10-Q
period 2000-06-30
HOOVERS INC
filed 2000-08-14
CIK 1036584

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------------------------------------------
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                                 ------------------       ----------------------
Commission file number:
                          ------------------------------------------------------

                                 Hoover's, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   74-2559474
-------------------------------------- -----------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1033 La Posada Drive, Suite #250, Austin, Texas                  78752
---------------------------------------------------   --------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

   As of June 30, 2000, 13,016,667 shares of the registrant's common stock were outstanding, net of 150,000 shares of Treasury Stock.
--------------------------------------------------------------------------------

                                                                                         PAGE
PART I.           FINANCIAL INFORMATION                                                 NUMBER
                                                                                        ------
ITEM 1            Financial Statements (Unaudited)

                  Balance Sheets at June 30, 2000, and March 31, 2000........................3

                  Statements of Operations for the Three Months Ended
                    June 30, 2000 and 1999...................................................4

                  Statements of Cash Flows for the Three Months Ended
                    June 30, 2000 and 1999...................................................5

                  Notes to Financial Statements..............................................6

ITEM 2            Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................8

ITEM 3            Quantitative and Qualitative Disclosures About Market Risk................21

PART II. OTHER INFORMATION

ITEM 1            Legal Proceedings.........................................................22

ITEM 2            Changes in Securities and Use of Proceeds.................................22

ITEM 3            Defaults Upon Senior Securities...........................................22

ITEM 4            Submission of Matter to a Vote of Securities Holders......................22

ITEM 5            Other Information.........................................................22

ITEM 6            Exhibits and Reports on Form 8-K..........................................22

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 HOOVER'S, INC.

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     JUNE 30, 2000  MARCH 31, 2000
                                                                                               ------------------------------------
                                                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents....................................................................          $39,987           $42,881
   Short-term investments......................................................................           11,032            14,043
  Accounts receivable, less allowance for doubtful accounts of  $354 and $292 at
           June 30 and March 31, 2000, respectively............................................            4,255             3,581
  Book inventory, less allowances for excess and obsolete inventory of $70 and $67 at June 30
           and March 31, 2000, respectively....................................................               27                58
  Prepaid expenses and other current assets....................................................              214               243
                                                                                               ------------------------------------
Total current assets...........................................................................           55,515            60,806
Property, plant and equipment:
  Computer and office equipment................................................................            4,212             3,371
  Equipment under capital lease................................................................              147               147
  Furniture and fixtures.......................................................................              914               785
                                                                                               ------------------------------------
                                                                                                           5,273             4,303
  Less accumulated depreciation................................................................           (2,362)           (1,919)
                                                                                               ------------------------------------
Total property, plant and equipment............................................................            2,911             2,384
Investments....................................................................................            5,570               627
Other assets...................................................................................              549               698
Total assets...................................................................................          $64,545           $64,515
                                                                                               ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and commissions.............................................................           $1,526              $592
  Accrued expenses.............................................................................            2,489             2,656
  Current portion of long-term debt and capital leases.........................................               25                25
  Deferred revenue.............................................................................            3,473             3,258
                                                                                               ------------------------------------
Total current liabilities......................................................................            7,513             6,531
Obligations under capital leases, less current portion.........................................               31                38
                                                                                               ------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 150,000,000 shares authorized 13,166,667 and 12,706,792 shares
          issued at June 30 and March 31, 2000, respectively...................................              132               127
  Additional paid-in capital...................................................................           78,540            77,491
  Unearned stock compensation..................................................................           (1,088)           (1,530)
  Accumulated deficit..........................................................................          (20,433)          (17,992)
  Treasury stock at cost-- 150,000 shares......................................................             (150)             (150)
                                                                                               ------------------------------------
Total stockholders' equity.....................................................................           57,001            57,946
                                                                                               ------------------------------------
Total liabilities and stockholders' equity.....................................................          $64,545           $64,515
                                                                                               ====================================
SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                             ---------------------------------
                                                                JUNE 30, 2000   JUNE 30, 1999
                                                             ----------------   --------------
Revenues:
  Advertising and e-commerce................                           $3,046            $546
  Subscription revenue......................                            3,064           1,798
  Licensing and syndication.................                              524             433
  CD-ROM and print, net.....................                              228             374
                                             -------------------------------------------------
Net revenues................................                            6,862           3,151
  Cost of revenues..........................                           (2,615)         (1,695)
                                             -------------------------------------------------
Gross profit................................                            4,247           1,456
Expenses:
  Product development.......................                              623             477
  Sales and marketing.......................                            3,910           1,246
  General and administrative................                            2,856           1,157
  Noncash compensation......................                               91             479
                                             -------------------------------------------------
Total expenses..............................                            7,480           3,359
Operating loss..............................                           (3,233)         (1,903)
Interest income ............................                              792             103
Interest expense............................                               (2)            (12)
                                             -------------------------------------------------
Net loss....................................                          $(2,443)        $(1,812)
                                             =================================================
Basic and diluted net loss per share........                           $(0.19)         $(0.25)
                                             =================================================
Shares used in computation of basic and
      diluted loss per share................                       12,792,518       7,316,364

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                          ---------------------------------------
                                                                                JUNE 30, 2000       JUNE 30, 1999
                                                                          -------------------  ------------------
OPERATING ACTIVITIES
Net loss.................................................................             $(2,443)            $(1,812)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..........................................                 593                 247
  Amortization of unearned stock compensation, net.......................                  92                 479
  Changes in operating assets and liabilities:
     Accounts receivable.................................................                (674)                168
     Inventories.........................................................                  31                  68
     Prepaid expenses and other current assets...........................                  29                (147)
     Accounts payable and commissions....................................                 934                 171
     Accrued expenses....................................................                (167)                393
     Deferred revenue....................................................                 215                 195
                                                                          ----------------------------------------
Net cash used in operating activities....................................              (1,390)               (238)
INVESTING ACTIVITIES
Purchases of property, plant and equipment...............................                (970)               (263)
Purchase of investments..................................................              (4,944)                 --
Sales of short term securities...........................................               3,011                  --
                                                                          ----------------------------------------
Net cash used in investing activities....................................              (2,903)               (263)
FINANCING ACTIVITIES
Payments on bank term loans..............................................                  --                 (95)
Payments on capital leases...............................................                  (7)                 (8)
Net proceeds from capital stock transactions.............................               1,406               9,365
                                                                          ----------------------------------------
Net cash provided by financing activities................................               1,399               9,262
Increase (decrease) in cash and cash equivalents.........................              (2,894)              8,761
Cash and cash equivalents at beginning of year...........................              42,881               7,814
                                                                          ----------------------------------------
Cash and cash equivalents at end of year.................................             $39,987             $16,575

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The interim financial statements for the three months ended June 30, 2000 and 1999, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.

         The balance sheet at June 30, 2000, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

         For further information, refer to the financial statements and related notes included in our Registration Statement on Form S-1 and our Annual Report filed on Form 10-K.

2.       RECLASSIFICATIONS

         Reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

3.  CAPITAL STOCK AND STOCK PLANS

         During the years ended March 31, 2000 and 1999, the company recorded $468,000 and $3.2 million of unearned stock compensation, respectively, related to the issuance of options to purchase common stock at an exercise price below the deemed market value. During the quarters ended June 30, 2000 and 1999, $92,000 and $479,000 was amortized to noncash compensation expense, respectively. The remaining unearned compensation will be recognized as noncash compensation expense over the remaining vesting period of the options of approximately three years.

         In May 2000, the company reversed $142,000 in compensation expense related to unvested options that were forfeited. The remaining $351,000 in unearned stock compensation relating to this forfeiture was reversed.

4.  RELATED PARTY TRANSACTIONS

         We purchase certain information included in our databases from a subsidiary of a stockholder. Hoover's paid approximately $195,000 and $99,000 during the three months ended June 30, 2000 and 1999, respectively. We had outstanding amounts payable of approximately $75,000 and $152,000 at March 31, 2000, and June 30, 2000, respectively, to a vendor who is also a stockholder.

         We have a commitment from a stockholder to purchase from us at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through September 30, 2001. For the quarters ended June 30, 2000 and 1999, we recognized $275,000 and $0, respectively, of advertising revenues pursuant to this agreement. We have recorded a total of $1,080,000 revenue under the terms of this agreement since inception.

         As part of our strategic agreement with NBC to license a portion of our content for distribution and marketing by NBC, CNBC and CNBC.com, we are amortizing $1.2 million in deferred costs. Included in sales and marketing expenses for the three months ended June 30, 2000 and 1999, is amortization of $150,000 and $0, respectively, related to this agreement.

5.  SUBSEQUENT EVENTS

         A stockholder of the Company exercised a warrant to purchase 750,000 shares of Hoover's common stock on July 14, 2000, for an aggregate price of $3,500,000.

         On August 2, 2000, the Company completed its acquisition of Powerize.com, Inc. Hoover's is committed to issue approximately 1.48 million shares of Hoover's common stock and $2.42 million in cash in exchange for all of the outstanding common stock of Powerize. In addition, Hoover's has reserved approximately 395,000 additional shares of its common stock for issuance upon exercise of all outstanding Powerize options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HOOVER'S AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE HOOVER'S PROSPECTUS DATED JULY 20, 1999, AND FORM 10-K FOR THE YEAR ENDED MARCH 31, 2000.

OVERVIEW

         Hoover's, Inc. (Nasdaq: HOOV) operates Hoover's Online, an Internet site where businesspeople come to conduct research, make decisions and act on their decisions. We provide searching, sorting and personalization tools that businesspeople apply to our proprietary and aggregated third-party information to help get their jobs done. Our Web site is located at www.hoovers.com.

         Hoover's Online is a portal that provides approximately 2.8 million businesspeople with timely and reliable information and research tools, which allows them to get answers to their questions and make informed decisions on a daily basis. We also provide an e-commerce marketplace in which businesspeople can act on those decisions to purchase business information, products and services.

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

         Hoover's Online provides high-quality, proprietary business information via the Internet and various hand-held Web-enabled devices, such as personal digital assistants, to the businessperson who seeks answers to specific business-related questions. Visitors to our Web site use our information for their professional endeavors, including financial and competitive research, as well as for their personal activities, including career development and personal investment. We believe we provide our advertisers with a large, demographically desirable business audience, who, as a group, are affluent, highly educated and willing to conduct business over the Internet.

         Our proprietary editorial content is a recognized source of authoritative, engagingly written and useful information on over 300 industries and approximately 16,000 public and private enterprises worldwide. We have a staff of more than 120 writers, editors, researchers and online producers that maintains our company and industry database. We have one of the largest online databases of company-specific information measured in terms of both breadth and depth of coverage, and we continually expand and update our database. Our database is complemented by third-party company databases, including CorpTech, Harris InfoSource and infoUSA.com, which allow our users to access information on a greater number of companies. We also provide information on initial public offerings through IPO Central, which is a widely trafficked source for the latest information on initial public stock offerings. We offer feature stories, news, career information, personal finance information, SEC documents and management biographical information as well as brokerage research and credit reports. Additionally, we offer our branded searching, sorting and personalization tools to make our information more useful to businesspeople.

         We have recently completed our acquisition of Powerize.com, Inc. ("Powerize"), a developer of content integration and syndication technology, and operator of a business research Web site with more than

600,000 registered members. Powerize will operate as Hoover's new tools syndication and content integration subsidiary and will provide Hoover's Online with additional technology, tools and content.

         We generate revenues from the following sources:

         -        Advertising and e-commerce;
         - Subscriptions, consisting of individual and enterprise-wide accounts;
         - Licensing and syndication of our editorial content and tools; and
         - Sales of our proprietary company information in both CD-ROM and print.

ADVERTISING AND E-COMMERCE

         We derive revenues from the sale of banner and button advertisements, sponsorships, and e-commerce opportunities on our Web site. Advertisement and sponsorship prices are based on a price per thousand impressions or a fixed monthly fee. Revenues are recognized either as the impressions are delivered or ratably over the contract period, provided that no significant obligations remain. We also derive e-commerce revenues from advertisers and other partners that pay either a fee per transaction or a percentage of sales generated directly from their advertisement on our Web site or from their special sponsorship of an area within our Web site.

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

LICENSING AND SYNDICATION

         We license and syndicate portions of our database and certain tools to third parties for redistribution. Our customers range from traditional online service providers such as Dow Jones and LEXIS-NEXIS, to other Web sites, such as CNBC.com and the Microsoft Network. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License and syndication fees are based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals.

CD-ROM AND PRINT SALES

         We sell CD-ROMs and print products containing company information. We recognize these revenues when the goods are shipped. For our sale of CD-ROMs and print products, we provide an allowance for returns when the products are shipped.

COSTS AND EXPENSES

         Our cost of revenues includes editorial personnel costs, expenses associated with licensing of third-party content, direct expenses associated with our Web site, such as hosting, and other advertising related service fees. Our product development expenses include technology personnel costs and related consulting fees. Sales and marketing expenses include sales and marketing personnel costs, including commissions, as well as all marketing, advertising and promotional expenses. General and administrative expenses consist of compensation for administrative and executive staff, which we consider to be finance, project management, office network and human resource personnel, as well as fees for professional services, travel, depreciation and general office expenses. Noncash compensation of $92,000 was amortized during the three months ended June 30, 2000.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of net revenues:

                                                      ----------------------------------
                                                             THREE MONTHS ENDED:
                                                      ----------------------------------
                                                         June 30, 2000     June 30, 1999
                                                      ----------------  ----------------
  Revenues:
       Advertising and e-commerce........                     44%               17%
       Subscription revenue..............                     45%               57%
       Licensing and syndication.........                      8%               14%
       CD-ROM and print, Net.............                      3%               12%
  Net revenues...........................                    100%              100%
       Cost of revenues..................                     38%               54%
                                                      ----------------  ----------------
  Gross profit...........................                     62%               46%
  Expenses:
      Product development................                      9%               15%
      Sales and marketing................                     57%               40%
      General and administrative.........                     42%               37%
      Non-cash compensation..............                      1%               15%
                                                      ----------------  ----------------
  Total expenses.........................                    109%              107%
  Operating loss.........................                    (47%)             (60%)
  Interest income........................                     11%                3%
  Interest expense.......................                     --                --
                                                      ----------------  ----------------
  Net loss ..............................                    (36%)             (57%)
                                                      ================  ================

         REVENUES. Net revenues for the three months ended June 30, 2000, increased 117% to $6.9 million from $3.1 million for the three months ended June 30, 1999.

         Revenues from advertising and e-commerce increased 458% to $3.0 million for the three months ended June 30, 2000, from $546,000 for the three months ended June 30, 1999. The increased number of page views, the redesign of Hoover's Online, and new advertising sales personnel contributed to the increase.

         Our subscription revenues increased 70% to $3.1 million for the three months ended June 30, 2000, from $1.8 million for the comparable quarter one year ago. This increase in revenues is due to the increase in the number of individual subscribers and enterprise accounts. Total subscribers grew 136% to 248,000 as of June 30, 2000, from approximately 105,000 as of June 30, 1999. The growth in the number of individual subscribers to 48,455 as of June 30, 2000, from 31,357 as of June 30, 1999, was primarily due to increased traffic to our Web site. For the three months ended June 30, 2000, Hoover's Online attracted 2.8 million unique visitors, who accounted for approximately 86 million page views, compared to 1.9 million unique visitors and 35 million page views during the three months ended June 30, 1999.

         Sales leads provided by the additional traffic to our Web site and our increased number of salespeople contributed to the increase in new enterprise subscription accounts. As of June 30, 2000, we had 2,927 enterprise accounts, representing an estimated 200,000 seats, compared to 1,561 enterprise accounts, representing an estimated 74,000 seats, as of June 30, 1999, increases of 88% and 170% respectively.

         Licensing revenues increased 21% to $524,000 for the three months ended June 30, 2000, from $433,000 for the three months ended June 1999. Royalty payments are based on use of Hoover's content or other revenue-sharing arrangements. With the acquisition of Powerize, we expect to see growth in this line item, in absolute terms, as well as a percentage of our total revenues.

         Revenues from CD-ROM and print products decreased 39% to $228,000 for the three months ended June 30, 2000, from $374,000 for the comparable quarter one-year ago. Decreases were due to a reduced emphasis in this area and a migration of customers to our Web-based services.

         COST OF REVENUES. Cost of revenues for the three months ended June 30, 2000, increased 54% to $2.6 million, from $1.7 million in the three months ended June 30, 1999. The increase in cost of revenues was primarily due to an increase in compensation for existing and new editorial personnel, as well as increases in expenses associated with third-party content. As a percentage of revenues, cost of revenues for the three months ended June 30, 2000, was lower, at 38% of revenues, compared to 54% in the comparable quarter one year ago. This decrease occurred primarily because the editorial costs associated with creation and maintenance of the company database and certain third-party content costs are relatively fixed without regard to the level of revenues. Over the next several quarters we expect to see pressure on our gross margins, but expect to see long-term continued growth in this area by the fiscal year ending March 31, 2002.

         PRODUCT DEVELOPMENT. Product development expenses for the three months ended June 30, 2000, increased 31% to $623,000 from $477,000 in the three months ended June 30, 1999. This increase was due to the hiring of additional programmers and analysts, and to increased amounts paid to outside consultants, programmers, and designers. We increased our personnel and consulting costs in order to plan for, implement and maintain our technology upgrades and the continual expansion of Hoover's Online. We expect that we will increase product development costs for the remainder of our fiscal year.

         SALES AND MARKETING. Sales and marketing expenses for the three months ended June 30, 2000, increased 214% to $3.9 million, from $1.2 million for the three months ended June 30, 1999. The increase in sales and marketing expenses was due to an increase in the number of enterprise and advertising sales representatives, an increase in commissions as a result of higher revenues, and an increase in the number of marketing and business development personnel. We expect that sales and marketing expenses will continue to grow for the remainder of our fiscal year.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 2000, increased 147% to $2.9 million, from $1.2 million for the three months ended June 30, 1999. The increase was primarily due to an increase in fees for professional services, including consulting, investor relations, and recruiting fees, and an increase in salaries of existing executive and administrative staff, as well as the addition of administrative and finance personnel. General office expenses increased due to facility expansion in Austin, New York, San Francisco and Europe, and credit card processing fees increased due to a higher number of individual subscription payments. Depreciation increased due to an increase in capital expenditures.

         INTEREST INCOME AND EXPENSE. Interest income for the three months ended June 30, 2000, increased 669% to $792,000, from $103,000 for the three months ended June 30, 1999. The increase was due to our increased cash and short-term investments. We received net cash proceeds of $48 million from the Company's initial public offering in July 1999, $9 million in proceeds received upon our sale of common stock to NBC, Knowledge Net Holdings and Nextera in June 1999 and $1.2 million in proceeds from the exercise of warrants by Warner Multimedia in May 2000. Interest expense decreased to $2,000 in the three months ended June 30, 2000, from $12,000 in the three months ended June 30, 1999, due to the elimination of our bank debt.

         TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through June 30, 2000. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         We used $1.4 million net cash in operating activities during the three months ended June 30, 2000, compared to $238,000 in the comparable period one year ago. Net cash used in operating activities resulted from net operating losses partially offset by increases in deferred revenues and accrued expenses.

         During the three months ended June 30, 2000, we invested $970,000 in cash related to purchases of computer equipment and payments for software licenses as well as investing $4.9 million in the following strategic partners: Vercomnet B.V., 10-K Wizard Technology, L.L.C., and a second investment in Intellifact International, Inc. We also sold $3.0 million in short-term securities during the quarter ended June 30, 2000, as part of our cash investment and management practices. This compared to $263,000 invested in computer equipment in the three months ended June 30, 1999.

         As of June 30, 2000, we had $51 million in cash, cash equivalents and short-term investments. Our principal commitments at June 30, 2000, consisted of obligations under capital leases. Our accounts payable balance as of June 30, 2000, was $1.5 million that consisted of short-term accounts, due within 30 days, and commissions due to employees.

         During June 2000, the Company entered into a noncancelable lease for additional long-term office space in Austin, Texas. This lease commences on May 1, 2001 with minimum aggregate lease payments of $11.2 million, plus operating expenses, over a 10-year term.

         In connection with the Powerize acquisition in August, we assumed $7.8 million in gross liabilities and will pay up to $2.6 million in cash to Powerize shareholders. We may in the future pursue additional acquisitions of businesses, products and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

         We incurred net losses for each of the previous fiscal years and net losses of $2.4 million for the three months ended June 30, 2000. At June 30, 2000, we had an accumulated deficit of $20.4 million. We expect operating losses and negative cash flow to continue into the next two quarters as we continue to incur significant operating expenses and to make investments to enhance Hoover's Online. We intend to continue our marketing and promotional spending to increase our audience. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

         Other factors that cause our quarterly operating results to fluctuate significantly, which are at least partially under our control, include:

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

WE ARE DEVELOPING AND ENHANCING OUR SERVICES AND FEATURES THAT MAY NOT BE ATTRACTIVE TO OUR EXISTING AUDIENCE AND MAY NOT INCREASE OUR AUDIENCE.

         We continue to expand content and tools offered on Hoover's Online by developing online resource centers in areas such as professional development, business travel, in-depth business news, creating directories of business links, and personal finance. Management will continue to spend a significant amount of time developing these and other potentially new online services. We intend to use our marketing activities in order to publicize our new and enhanced offerings and to attract new visitors to Hoover's Online. We may not attract sponsors that provide compelling content or products for our online resource centers. Furthermore, the increase in marketing expenditures and activities may not continue to attract additional visitors or may fail to attract visitors who enjoy our content and service offerings. Our business, operating results and financial condition will be adversely affected if we experience difficulties in introducing new and enhanced services or if new or existing visitors do not accept these services.

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

FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING AND E-COMMERCE ENVIRONMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

         Advertising and e-commerce has grown as a larger percentage of our revenue and we expect this trend to continue. If advertisers perceive the Internet in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, and radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards continue to evolve to measure the effectiveness of advertising on the Internet. If widely accepted standards do not emerge, existing advertisers may discontinue or decrease their Internet advertising. If standards emerge and we are unable to offer advertisers effective advertising options as measured by the standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business, operating results and financial condition would be materially and adversely affected if the market for Internet advertising declines or develops more slowly than expected. In recent months, the market for Internet advertising has experienced a significant decrease in its rate of growth. If this trend continues, our revenues from Internet advertising could be materially adversely affected.

         Different pricing models are used to sell advertising on the Internet. Prevalent pricing models consist of cost per click-through, cost per thousand impressions, cost per placement and e-commerce or transaction share. If our base audience decreases, we will have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. Cost per placement is a relatively new model and advertisers may not continue to accept it. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we don't attract a sufficiently large audience willing to purchase from our advertisers, our revenues generated from advertisements sold under this model will decrease. In addition, there has been an increased emphasis on performance-based advertising where pricing is based on the ability to deliver highly targeted advertising to specific demographic groups. We cannot assure you that we will able to effectively deploy the necessary technology or to deliver appropriate inventory to produce competitive targeted advertising. Failure to do so could have a material adverse effect on our ability to compete in the Internet advertising market.

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

INCREASED COMPETITION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Many Web sites compete for the attention and spending of businesspeople and advertisers, particularly in the business information area. We expect this competition to continue to increase. We compete for subscribers, visitors, advertisers, and content providers with many types of companies, such as:

         - subscription-based Web sites focused on business, such as The Wall Street Journal Interactive Edition;

         - providers of company information, such as Dun & Bradstreet, Multex and Standard & Poor's;

         - providers of proprietary business information, such as Bloomberg Business News, and Dow Jones Reuters Business Interactive, LLC;

         - business information aggregators, such as Dialog, LEXIS-NEXIS and OneSource;

         -        consumer-oriented Web sites, such as Excite and Lycos; and

         - other Web sites with a business orientation or a business channel, such as Office.com, Works.Com and Business.Com

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

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM OUR ACQUISITION OF POWERIZE, IF OUR TECHNOLOGY, OPERATIONS AND PERSONNEL ARE NOT EFFECTIVELY INTEGRATED WITH THOSE OF POWERIZE.

         In order to achieve the benefits of the acquisition, we must efficiently combine Powerize's business with ours. The process of coordinating research and development, sales and marketing and business development efforts and integrating the companies' product and service offerings will involve significant cost and effort on behalf of the combined company. The integration of the companies' products and services may require the partial or wholesale conversion or redesign of some of the technologies, products and services of either Powerize or Hoover's. Integrating the two businesses will entail significant diversion of management's time and attention from our day-to-day business. Additionally, the process of integrating operations could cause an interruption of or loss of momentum in our activities. If we do not integrate the operations and technologies of the two companies quickly and smoothly, the anticipated benefits of the acquisition may not be realized.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

         We plan to acquire or make further investments in complementary businesses, products and technologies. Future acquisitions and investments are subject to the following risks:

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

EXPANSION INTO NON-U.S. MARKETS MAY BE DIFFICULT.

         The growth of the Internet outside of the United States has not progressed and may not progress and may not be adopted by businesspeople outside of the United States. Impact of language and other cultural differences could result in a product offering that is not accepted and may not be financially successful. These difficulties may be heightened by differing regulatory schemes affecting the Internet in these countries. Strategic relationships may be necessary to facilitate this expansion and our business may be adversely affected if we fail to gain new relationships in this area.

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

         Our audience depends on Internet service providers, online service providers and other Website operators for access to our Web site. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failure unrelated to our systems. These occurrences could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

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

         The market in which we operate is characterized by rapidly changing technology evolving industry standards, frequent new service announcements, introductions and enhancements, and evolving customer demands. The emerging nature of the Internet and the electronic distribution of business information, including distribution through wireless channels and products, exacerbate these market characteristics. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, became effective July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $1 million, were $48 million. The Company has used approximately $5.5 million of the net offering proceeds for working capital purposes, $2.5 million for the purchase and installation of computer and related equipment and software and $40 million has been invested in money market funds backed by government securities and other short-term, investment-grade, interest-bearing instruments pending further application of such proceeds.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

         Not applicable.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibits are filed as part of this report:

                           10.1    Office Lease dated June 19, 2000 for
                                   Hoover's Center Project located at 5800
                                   Airport Blvd., Austin, Texas between
                                   Hoover's, Inc. and Riverside Resources
                                   Investments, LTD.

                           27.1    Financial Data Schedule (EDGAR version only).

                  (b) We filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HOOVER'S, INC

          August 14, 2000                          /s Patrick J. Spain
-----------------------------------      ---------------------------------------
                  Date                              Patrick J. Spain
                                                 CHAIRMAN OF THE BOARD,
                                                CHIEF EXECUTIVE OFFICER
                                                     AND PRESIDENT
                                             (PRINCIPAL EXECUTIVE OFFICER)

          August 14, 2000                           /s Lynn Atchison
-----------------------------------      ---------------------------------------
                  Date                               Lynn Atchison
                                               SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)