Form 10-Q
period 2000-09-30
HOOVERS INC
filed 2000-11-14
CIK 1036584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000
                                  ----------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to _____________________

Commission file number:
                       ---------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

  As of September 30, 2000, 15,486,431 shares of the registrant's common stock were outstanding, net of 150,000 shares of Treasury Stock.
--------------------------------------------------------------------------------

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------
PART I.           FINANCIAL INFORMATION

ITEM 1            Financial Statements (Unaudited)

                  Balance Sheets at September 30, 2000, and March 31, 2000...............................3

                  Statements of Operations for the Three and Six Months Ended
                      September 30, 2000 and 1999 .......................................................4

                  Statements of Cash Flows for the Six Months Ended
                      September 30, 2000 and 1999 .......................................................5

                  Notes to Financial Statements .........................................................6

ITEM 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .....................................8

ITEM 3            Quantitative and Qualitative Disclosures About Market Risk............................22

PART II. OTHER INFORMATION

ITEM 1            Legal Proceedings ....................................................................22

ITEM 2            Changes in Securities and Use of Proceeds ............................................22

ITEM 3            Defaults Upon Senior Securities ......................................................23

ITEM 4            Submission of Matters to a Vote of Securities Holders ................................23

ITEM 5            Other Information ....................................................................23

ITEM 6            Exhibits and Reports on Form 8-K......................................................23

PART I:  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                                 HOOVER'S, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              SEPTEMBER 30, 2000  MARCH 31, 2000
                                                                                              ------------------  --------------
                                                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..................................................................             $35,800         $42,881
  Short-term investments.....................................................................               6,018          14,043
  Accounts receivable, less allowance for doubtful accounts of  $499 and $292 at
        September 30 and March 31, 2000, respectively........................................               6,243           3,581
  Book inventory, less allowances for excess and obsolete inventory of $70 and $67 at
         September 30 and March 31, 2000, respectively.......................................                 100              58
  Prepaid expenses and other current assets..................................................                 865             243
                                                                                              ------------------------------------

Total current assets........................................................................               49,026          60,806
Property, plant and equipment:
  Furniture and fixtures....................................................................                1,070             785
  Computer and office equipment.............................................................                6,158           3,371
  Software development......................................................................                1,128              --
  Equipment under capital lease.............................................................                  147             147
                                                                                              ------------------------------------

                                                                                                            8,503           4,303
  Less accumulated depreciation.............................................................               (3,457)         (1,919)
                                                                                              ------------------------------------

Total property, plant and equipment.........................................................                5,046           2,384

Intangible assets...........................................................................               25,551              --
Investments.................................................................................                4,876             227
Other assets................................................................................                  245           1,098
                                                                                              ------------------------------------
Total assets................................................................................              $84,744         $64,515
                                                                                              ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and commissions..........................................................              $ 4,144         $   592
  Accrued expenses..........................................................................                5,519           2,656
  Notes payable.............................................................................                2,733              --
  Current portion of long-term debt and capital leases......................................                   25              25
  Other liabilities.........................................................................                   48              --
  Deferred revenue..........................................................................                4,533           3,258
                                                                                              ------------------------------------

Total current liabilities...................................................................               17,002           6,531

Obligations under capital leases, less current portion......................................                   31              38
                                                                                              ------------------------------------

Stockholders' equity:
  Common stock, $.01 par value, 150,000,000 shares authorized 15,636,431 and 12,706,792
  shares issued at September 30 and March 31, 2000, respectively............................                  156             127
  Additional paid-in capital................................................................               96,149          77,490
  Unearned stock compensation...............................................................                 (956)         (1,530)
  Cumulative translation adjustment.........................................................                  (13)             --
  Accumulated deficit.......................................................................              (27,475)        (17,991)
  Treasury stock at cost-- 150,000 shares...................................................                 (150)           (150)
                                                                                              ------------------------------------
Total stockholders' equity..................................................................               67,711          57,946
                                                                                              ------------------------------------
Total liabilities and stockholders' equity..................................................              $84,744         $64,515
                                                                                              ====================================

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    ---------------------------------------------------------------

                                                    SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                         2000            1999           2000            1999
                                                         ----            ----           ----            ----
Revenues:
  Advertising and e-commerce ......................      $3,051         $1,059         $6,097          $1,605
  Subscriptions....................................       3,428          1,999          6,492           3,824
  Licensing and syndication........................         888            612          1,412           1,018
  CD-ROM and print, net............................         151            152            379             526
                                                    ---------------------------------------------------------------
Net revenues.......................................       7,518          3,822         14,380           6,973
  Cost of revenues.................................      (3,648)        (1,666)        (6,263)         (3,698)
                                                    ---------------------------------------------------------------
Gross profit.......................................       3,870          2,156          8,117           3,275
Expenses:
  Product development..............................         717            812          1,341           1,057
  Sales and marketing..............................       5,347          3,234          9,256           4,396
  General and administrative.......................       3,710          1,528          6,565           2,664
  Amortization of intangibles......................         856             --            856              --
  Non-cash compensation............................         225            479            317             959
                                                    ---------------------------------------------------------------
Total expenses.....................................      10,855          6,053         18,335           9,076
                                                    ---------------------------------------------------------------

Operating loss.....................................      (6,985)        (3,897)       (10,218)         (5,801)
Interest income ...................................         732            593          1,524             696
Interest expense...................................         (40)            (2)           (41)            (13)
Loss on strategic investment.......................        (695)            --           (695)             --
                                                    ---------------------------------------------------------------
Net loss...........................................     $(6,988)       $(3,306)       $(9,430)        $(5,118)
                                                    ===============================================================

Basic and diluted net loss per share...............      $(0.47)        $(0.29)       $ (0.68)        $ (0.55)
                                                    ===============================================================

Shares used in computation of basic and diluted
   loss per share                                    14,768,860     11,327,585     13,786,089       9,316,895

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                                     2000                 1999
                                                                                   ------------------------------
Operating activities
Net loss.................................................................            $(9,430)             $(5,118)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation...........................................................              1,016                  488
  Amortization...........................................................              1,155                  200
  Loss on strategic investment (non-cash)................................                695                   --
  Amortization of unearned stock compensation............................                317                  959
  Changes in operating assets and liabilities:
     Accounts receivable.................................................             (1,972)                (384)
     Inventories.........................................................                (42)                  37
     Prepaid expenses and other current assets...........................               (448)              (1,968)
     Other assets........................................................             (5,828)                  --
     Accounts payable and commissions....................................             (1,513)               3,537
     Accrued expenses....................................................              1,526                  764
     Other liabilities...................................................                 48                   --
     Deferred revenue....................................................                528                  551
                                                                          ----------------------------------------

Net cash used in operating activities....................................            (13,948)                (934)

Investing activities
Purchases of property, plant and equipment...............................             (2,781)              (1,056)
Purchase of business, net of cash acquired...............................             (2,190)                  --
Maturity of short-term securities........................................              8,025                   --
                                                                          ----------------------------------------

Net cash provided by (used in) investing activities......................              3,054               (1,056)

Financing activities

Payments on bank term loans..............................................             (1,573)                (447)
Payments on capital leases...............................................                 (8)                 (14)
Net proceeds from capital stock transactions.............................              5,394               57,077
                                                                          ----------------------------------------

Net cash provided by financing activities................................              3,813               56,616

Increase (decrease) in cash and cash equivalents.........................             (7,081)              54,626
Cash and cash equivalents at beginning of period...............................       42,881                7,814

Cash and cash equivalents at end of period...............................            $35,800              $62,440

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim financial statements for the three and six months ended September 30, 2000 and 1999, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

         The balance sheet at September 30, 2000, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

         For further information, refer to the financial statements and related notes included in our Registration Statement on Form S-1 and our Annual Report filed on Form 10-K.

2.       RECLASSIFICATIONS

         Reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

3.       CAPITAL STOCK AND STOCK PLANS

         During the quarter ended September 30, 2000 the company recorded $93,000 of unearned stock compensation related to the acquisition of Powerize.com, Inc. ("Powerize").

         In May 2000, the company reversed $142,000 in compensation expense related to unvested options that were forfeited. The remaining $351,000 in unearned stock compensation relating to this forfeiture was reversed.

4.       RELATED PARTY TRANSACTIONS

         We purchased certain information included in our databases from a subsidiary of a stockholder. Hoover's paid approximately $128,000 and $75,000 during the three months ended September 30, 2000 and 1999, respectively. We had outstanding amounts payable of approximately $75,000 and $92,000 at March 31, 2000, and September 30, 2000, respectively, to this vendor.

         We have a commitment from a stockholder to purchase from us at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through September 30, 2001. For the quarters ended September 30, 2000 and 1999, we recognized $245,000 and $13,750, respectively, of revenues pursuant to this agreement. We have recorded approximately $1.1 million in revenue under the terms of this agreement since inception.

         As part of our strategic agreement with NBC to license a portion of our content for distribution and marketing by NBC, CNBC and CNBC.com, we are amortizing $1.2 million in deferred costs. Included in sales and marketing expenses for the three months ended September 30, 2000 and 1999, is amortization of $150,000, for each of these quarters.

         We have a strategic relationship agreement with a company in which we hold an equity interest. This agreement includes mutual cobrands, with Hoover's serving as the exclusive sales agent for advertising, sponsorship and e-commerce opportunities on all Web pages. During the quarters ended September 30, 2000 and 1999, we paid $30,000 and $0 under this agreement.

5.       BUSINESS COMBINATION

         Effective August 1, 2000, the Company acquired all of the outstanding stock of Powerize, a developer of content integration and syndication technology, in exchange for 1,484,006 shares of Hoover's common stock and $2.43 million in cash, and assumed all of the outstanding stock options and warrants of Powerize. This entity is now doing business as Hoover's Media Technologies, Inc. The total cost of the acquisition, including transaction costs of $703,000, was approximately $25.3 million. The acquired net assets were recorded at their estimated fair values at the effective date of acquisition based upon an independent third party appraisal. The following table presents the allocation of the purchase price (in thousands):

  Assembled Workforce.................................               $1,430
  Content Provider Relationships......................                1,900
  Registered Users Base...............................                1,150
  Internal Use Software...............................                5,000
  Excess cost over fair value of net assets
    acquired (goodwill)...............................               15,788
                                                                  ---------
  Purchase price......................................              $25,268
                                                                  ---------

         The amounts allocated to assembled workforce, content provider relationships, registered users base and internal use software are being amortized over the assets' estimated useful life, that is equivalent to a three-year period. The excess of cost over fair value of net assets acquired (goodwill) is being amortized over an eight-year period.

         Because the acquisition was accounted for as a purchase, the results of operations have been included with those of the Company for periods subsequent to the acquisition date. The following presents the unaudited pro forma combined results of operations of Hoover's and Powerize for the six-month periods ended September 30, 2000 and 1999, after giving effect to certain pro forma adjustments. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective on April 1, 1999 or of future results of operations of the consolidated entities (in thousands, except for per share data):

                                                                                Six Months Ended September 30,
                                                                             -----------------------------------
                                                                                    2000             1999
                                                                             ------------------ ----------------
                  (In thousands, except per data share)

                  Revenue...................................................      $15,438            $7,814
                  Operating loss............................................      (15,784)          (11,937)
                  Net loss..................................................      (16,113)          (13,742)
                  Basic loss per share......................................        (1.09)            (1.27)

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

OVERVIEW

         Hoover's, Inc. (Nasdaq: HOOV) operates Hoover's Online, an Internet site where businesspeople come to conduct research, make decisions and act on their decisions, as well as Hoover's Media Technologies (HMT), a content aggregator and applications services developer. We provide searching, sorting and personalization tools that businesspeople apply to our proprietary and aggregated third-party information to help get their jobs done. Our Web site is located at www.hoovers.com.

         Hoover's Online is a portal that provides approximately 3 million businesspeople with timely and reliable information and research tools, which allow them to get answers to their questions and make informed decisions on a daily basis. We also provide an e-commerce marketplace in which businesspeople can act on those decisions to purchase business information, products and services.

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

         Our proprietary editorial content is a recognized source of authoritative, engagingly written and useful information on over 300 industries and approximately 17,000 public and private enterprises worldwide. We have a staff of more than 120 writers, editors, researchers and online producers that maintains our company and industry database. We have one of the largest online databases of company-specific information measured in terms of both breadth and depth of coverage, and we continually expand and update our database. Our database is complemented by third-party company databases, including CorpTech, Harris InfoSource and infoUSA.com, which allow our users to access information on a greater number of companies. We also provide information on initial public offerings through IPO Central, which is a widely trafficked source for the latest information on initial public stock offerings. We offer feature stories, news, career information, personal finance information, SEC documents and management biographical information as well as brokerage research and credit reports. Additionally, we offer our branded searching, sorting and personalization tools to make our information more useful to businesspeople.

         We have recently completed our acquisition of Powerize.com, Inc. ("Powerize"), a developer of content integration and syndication technology. Powerize will operate as Hoover's new tools syndication and content integration subsidiary and will provide Hoover's Online with additional technology, tools and content. The unit of Powerize that is responsible for syndicating technology and content to third-party sites is now known as Hoover's Media Technologies ("HMT"). HMT announced its first new product, the Hoover's Intelligence Monitor in October

2000. Hoover's Intelligence Monitor allows clients to monitor thousands of newswires, premium publications, Web sites, databases and document collections for mentions of companies, people, products and issues of interest.

         Hoover's Online Europe Limited, our wholly-owned subsidiary, recently relaunched our Hoover's U.K. Web site. Hoover's U.K. combines Hoover's proprietary database of information and editorial features with third-party company and industry content. We have enhanced the site with more information, specifically expanding our coverage of non-U.S. companies to more than 10,000, primarily through the license of third-party information. The ongoing site enhancements are part of Hoover's strategy to improve its international business services and capture a share of the rapidly expanding European business and e-commerce market. Over the next year we plan to launch other sites in Europe as part of this overall strategy. We expect that the revenues from Hoover's Online Europe Limited will consist of a combination of advertising and subscriptions.

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

SUBSCRIPTION REVENUE

         We derive revenues from individual and enterprise subscriptions. Individual subscriptions are currently sold directly on our Web site for $29.95 per month or $149.95 per year. We periodically offer pricing discounts and promotions to new subscribers in order to introduce our product and services. These offers usually run for a short duration. We also offer annual enterprise subscriptions ranging from $1,500 for 10 seats to $30,000 for 1,000 seats per year. The annual price of 10 and 1,000 seat subscriptions increased to $1,750 and $37,500, respectively, in October 2000. In addition, larger enterprise subscriptions are sold using a negotiated price, based on the estimated number of active seats. We recognize subscription revenues on a monthly basis, and we record annual individual and enterprise subscriptions as deferred revenues, which are amortized into revenues over the term of the subscription.

LICENSING AND SYNDICATION

         We license and syndicate portions of our database and certain tools to third parties for redistribution. Our customers range from traditional online service providers such as Dow Jones and LEXIS-NEXIS, to other Web sites, such as the Microsoft Network. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License and syndication fees are based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals. New products from Hoover's Media Technologies will derive revenues on a licensing and ASP (Application Services Provider) model. The monthly fees will cover the licenses of content and syndication of content aggregation tools. The target market for these products will be primarily other Web sites and customers' intranets.

CD-ROM AND PRINT SALES

         We sell CD-ROMs and print products containing company information. We recognize these revenues when the goods are shipped. For our sale of CD-ROMs and print products, we provide an allowance for returns when the products are shipped.

COSTS AND EXPENSES

         Our cost of revenues includes editorial and other site maintenance personnel costs, expenses associated with licensing of third-party content, direct expenses associated with our Web site, such as hosting, and other advertising related service fees. Our product development expenses include technology personnel costs and related consulting fees. Sales and marketing expenses include sales and marketing personnel costs, including commissions, as well as all marketing, advertising and promotional expenses. General and administrative expenses consist of compensation for administrative and executive staff, which we consider to be finance, project management, office network and human resource personnel, as well as fees for professional services, travel, and depreciation and general office expenses. Non-cash compensation of $225,000 was amortized during the three months ended September 30, 2000.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of net revenues:

                                          ------------------   ------------------
                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                          ------------------   ------------------
                                           2000        1999     2000        1999
                                          -------     ------   -------     ------
Revenues:
    Advertising and e-commerce .........      40%       28%       42%       23%
    Subscription revenue ...............      46%       52%       45%       55%
    Licensing and syndication ..........      12%       16%       10%       15%
    CD-ROM and print, net ..............       2%        4%        3%        7%
                                          -------     -----    ------     -----
Net revenues ...........................     100%      100%      100%      100%
    Cost of revenues ...................      49%       44%       44%       53%
Gross profit ...........................      51%       56%       56%       47%

Expenses:
    Product development ................      10%       21%        9%       15%
    Sales and marketing ................      71%       84%       64%       63%
    General and administrative .........      49%       40%       46%       38%
    Amortization of intangibles ........      11%        0%        6%        0%
    Non-cash compensation ..............       3%       13%        2%       14%
                                          -------     -----    ------     -----
Total expenses .........................     144%      158%      127%      130%
Operating loss .........................     (93%)    (102%)     (71%)     (83%)
Interest income ........................      10%       16%       11%       10%
Interest expense .......................      (1%)      --        --        --
Unrealized loss on investments .........      (9%)      --        (5%)      --
                                          =======     =====    ======     =====
Net loss ...............................     (93%)     (86%)     (65%)     (73%)
                                          =======     =====    ======     =====

         REVENUES. Net revenues for the three months ended September 30, 2000, increased 97% to $7.5 million, from $3.8 million for the three months ended September 30, 1999. Net revenues for the six months ended September 30, 2000, increased 106% to $14.4 million, from $7.0 million for the comparable six-month period in the prior year.

         Revenues from advertising and e-commerce increased 188% to $3.1 million for the three months ended September 30, 2000, from $1.1 million for the three months ended September 30, 1999. For the six-month period ended September 30, 2000, advertising and e-commerce revenues increased 280% to $6.0 million, from $1.6 million in the six-month period ended September 30, 1999. During the quarter, barter recognized on Hoover's Online was less than 10% of net revenues, however we recognized an additional 7% as part of our acquisition of Powerize.com. The increased number of page views, the redesign of Hoover's Online, and new advertising sales personnel contributed to the increase since the prior year.

         Our subscription revenues increased 71% to $3.4 million for the three months ended September 30, 2000, from $2.0 million for the comparable quarter one year ago. Subscription revenues increased 70% to $6.5 million for the six-month period ended September 30, 2000, from $3.8 million for the comparable period one year ago. This increase in revenues is due to the increase in the number of paid seats, both individual subscribers and those represented by enterprise accounts. Total paid seats grew 88% to 265,000 as of September 30, 2000, from approximately 141,000 as of September 30, 1999. The growth in the number of individual subscribers to 48,839 as of September 30, 2000, from 35,509 as of September 30, 1999, was primarily due to increased traffic to our Web site. For the three months ended September 30, 2000, Hoover's Online attracted 3.2 million unique visitors, who accounted for approximately 104 million page views, compared to 2 million unique visitors and 50 million page views during the three months ended September 30, 1999. This increase was the result of increased marketing expenses over the past year, which created more brand awareness of the site, additional visitors generated through the use of co-branding, and the integration of the Powerize.com Web site during September 2000.

         Sales leads provided by the additional traffic to our Web site and our increased number of salespeople contributed to the increase in new enterprise subscription accounts. As of September 30, 2000, we had 3,706 enterprise accounts, representing an estimated 216,000 seats, compared to 1,917 enterprise accounts, representing an estimated 114,000 seats, as of September 30, 1999, increases of 93% and 89% respectively. We expect continued growth in subscriptions, particularly in the enterprise area.

         Licensing revenues increased 45% to $888,000 for the three months ended September 30, 2000, from $612,000 for the three months ended September 1999. For the six-month period ended September 30, 2000, licensing revenues increased 39% to $1.4 million from $1.0 million in the same period one year ago. Royalty payments are based on use of Hoover's content or other revenue-sharing arrangements. With the acquisition of Powerize, we expect to see growth in this line item in the coming year, in absolute terms, as well as a percentage of our total revenues as our new products are released. During the quarter we saw growth from licensing fees earned from the license of Powerize technologies.

         Net revenues from CD-ROM and print products decreased 1% to $151,000 for the three months ended September 30, 2000, from $152,000 for the comparable quarter one-year ago. CD-ROM and print net revenue decreased 28% to $379,000 from $526,000 in the six-month periods ended September 30, 2000 and September 30, 1999, respectively. Decreases were due to a reduced emphasis in this area and a migration of customers to our Web-based services.

         COST OF REVENUES. Cost of revenues for the three months ended September 30, 2000, increased 119% to $3.6 million, from $1.7 million in the three months ended September 30, 1999. Cost of revenues increased 69% in the six-month period ended September 30, 2000, to $6.3 million from $3.7 million in the same period one year ago. The increase in cost of revenues was primarily due to an increase in compensation for existing and new editorial personnel, as well as increases in expenses associated with third-party content. As a percentage of revenues, cost of revenues for the three months ended September 30, 2000, was higher, at 49% of revenues, compared to 44% in the comparable quarter one year ago. This increase occurred primarily because the editorial costs associated with creation and maintenance of the company database and certain third-party content costs for Hoover's Online and third party costs associated with Powerize agreements, are relatively fixed without regard to the level of revenues. Over the next several quarters we expect to see pressure on our gross margins, but expect to see long-term continued growth in this area by the fiscal year ended March 31, 2002.

         PRODUCT DEVELOPMENT. Product development expenses for the three months ended September 30, 2000, decreased 12% to $717,000 from $812,000 in the three months ended September 30, 1999. For the six-month period ending September 30, 2000, these expenses increased 27% to $1.3 million, from $1.1 million in the year-ago period. The quarterly decrease was due to certain costs incurred that were required to be capitalized pursuant to a change in accounting guidance (Emerging Issues Task Force: EITF 0-002). Approximately $950,000 was capitalized in the three months and six months ended September 30, 2000 and will be amortized over a 24-month period.

         SALES AND MARKETING. Sales and marketing expenses for the three months ended September 30, 2000, increased 65% to $5.3 million, from $3.2 million for the three months ended September 30, 1999. These expenses increased 111% to $9.3 million for the six months ended September 30, 2000, from $4.4 million in the comparable period one year ago. The increase in sales and marketing expenses was due to an increase in the number of enterprise and advertising sales representatives, an increase in commissions as a result of higher revenues, online and other advertising and public relations expenses. Whereas we may decrease spending somewhat based on our outlook for revenues, we still believe in making the appropriate investment in marketing in order to continue to gain market share.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 2000, increased 143% to $3.7 million, from $1.5 million for the three months ended September 30, 1999, and 146% to $6.6 million from $2.7 million for the six months ended September 30, 2000, over the same period ended September 30, 1999. The increase was primarily due to an increase in fees for professional services, including consulting, investor relations, and recruiting fees, and an increase in salaries of existing executive and administrative staff, as well as the addition of administrative and finance personnel. General office expenses increased due to facility expansion in Austin, San Francisco and Europe, and credit card processing fees increased due to a higher number of individual subscription payments. Depreciation increased due to an increase in capital expenditures. In addition, personnel, office, and professional fees increased as a result of our operations in Reston, Virginia, as well as Linthicum, Maryland, which were absorbed as a part of our acquisition of Powerize.com.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles expense for the three and six months ended September 30, 2000, increased to $856,000, from $0 for the three and six months ended September 30, 1999. This increase was a result of the recording of intangible assets in connection with the acquisition of Powerize.

         NON-CASH COMPENSATION. Non-cash compensation expense for the three months ended September 30, 2000, decreased 53% to $225,000 from $479,000 for the three months ended September 30, 1999 and 67% to $317,000 from $959,000 for the six months ended September 30, 2000 over the same period ended September 30, 1999. The decrease was primarily due to forfeiture of certain options that gave rise to the original unearned stock compensation charge.

         INTEREST INCOME AND EXPENSE. Interest income for the three months ended September 30, 2000, increased 23% to $732,000, from $593,000 for the three months ended September 30, 1999. For the six-month period ended September 30, 2000, interest income increased 119% to $1.5 million, from $696,000 in the comparable period one year ago. The increase was due to our increased cash and short-term investments. We received net cash proceeds of $48 million from the Company's initial public offering in late July 1999; $9 million in proceeds received upon our sale of common stock to NBC, Knowledge Net Holdings and Nextera in June 1999; $1.2 million in proceeds from the exercise of warrants by Warner Multimedia in May 2000; and $3.5 million in proceeds from the exercise of warrants by Media General, Inc., in July 2000. Interest expense increased to $40,000 in the three months ended September 30, 2000, from $1,500 in the three months ended September 30, 1999, as a result of our acquisition of Powerize.com with its related debt. For the six-month period ended September 30, 2000, interest expense increased to $41,000 from $13,000 in the year-ago period, representing a 215% increase.

         TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through September 30, 2000. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

         LOSS ON STRATEGIC INVESTMENT. During the fiscal year ended March 31, 2000, Hoover's made an equity investment in Intellifact.com to assist in the development of Intellifact.com's vertical Web sites. During the quarter ended June 30, 2000, an additional convertible loan was made to the entity. Intellifact.com created global networks of vertical information communities for business professionals and the investment and loan were considered strategic assets. However, Intellifact.com was unable to obtain additional investments in order to continue executing their business plan and subsequent to the end of the September quarter we realized that this investment was impaired. We had a combination of an equity investment and convertible loan totaling just under $1 million. The convertible loan was collateralized by interests in certain technologies for which we have estimated a total value of $300,000. Therefore, we have recognized a loss on the entire amount of the equity and a portion of the convertible loan for a total loss of $695,000. We will continue to evaluate the remaining assets.

LIQUIDITY AND CAPITAL RESOURCES

         We used $13.9 million net cash in operating activities during the six months ended September 30, 2000, compared to $934,000 in the comparable period one year ago. Net cash used in operating activities resulted from net operating losses partially offset by increases in other assets, of which approximately $24.0 million was composed of an increase of goodwill and intangible assets acquired in the Powerize acquisition.

         During the six months ended September 30, 2000, we invested $2.8 million in cash related to purchases of computer equipment and software licenses, as well as investing $2.4 million in the acquisition of Powerize.com, compared to $1.0 million in computer equipment for the six months ended September 30, 1999.

         As of September 30, 2000, we had $42.0 million in cash, cash equivalents and short-term investments compared to $56.9 million as of March 31, 2000.

          Our principal commitments at September 30, 2000, consisted of obligations under capital leases and a short-term loan payable as a result of an obligation assumed pursuant to our acquisition of Powerize.com. Our accounts payable balance as of September 30, 2000, was $4.2 million which consisted of short-term accounts, due within 30 days, and commissions due to employees. As of March 31, 2000, that balance was $592,000.

         During June 2000, the Company entered into a noncancelable lease for additional long-term office space in Austin, Texas. This lease commences on May 1, 2001 with minimum aggregate lease payments of $11.2 million, plus operating expenses, over a 10-year term.

         In connection with the Powerize acquisition in August, we assumed $7.8 million in gross liabilities and paid $2.4 million in cash to Powerize shareholders. We may in the future pursue additional acquisitions of businesses, products and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

         We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Beyond the next 12 months, our significant commitments consist of repayment of lease commitments for facilities and telephone equipment. We also intend to invest in product development, sales, and marketing activities, and continue to build an infrastructure to meet the needs of a public company. Although we currently expect to meet the cash requirements of such commitments, expenditures and ongoing operating expenses from working capital, we may need to raise additional funds, seek an additional credit facility or seek other financing arrangements in order to meet our long-term liquidity needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

         We incurred net losses for each of the previous fiscal years and net losses of $7.0 million for the three months ended September 30, 2000. For the six months ended September 30, 2000, our net loss was $9.4 million, which represented an 84% increase over the net loss of $5.1 million in the six months ended September 30, 1999. At September 30, 2000, we had an accumulated deficit of $27.4 million. We expect operating losses and negative cash flow to continue into the next several quarters as we continue to incur significant operating expenses and to make investments to enhance Hoover's Online, expand in Europe and continue product development efforts for Hoover's Media Technologies. We intend to continue our marketing and promotional spending to increase our audience. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

WE ARE DEVELOPING AND ENHANCING OUR SERVICES, FEATURES AND PRODUCTS THAT MAY NOT BE ATTRACTIVE TO OUR EXISTING AUDIENCE AND CUSTOMERS, AND MAY NOT INCREASE OUR AUDIENCE OR ATTRACT NEW CUSTOMERS.

         We continue to expand content and tools offered on Hoover's Online, as well as for licensing and syndication to other websites and corporate intranets through HMT. Management will continue to spend a significant amount of time developing these and other potentially new online services and tools. We intend to use our marketing activities in order to publicize our new and enhanced offerings and to attract new visitors to Hoover's Online and new customers for HMT products. We may not attract sponsors that provide compelling content or products for our online resource centers. Furthermore, the increase in marketing expenditures and activities may not continue to attract additional visitors and customers or may fail to attract visitors and customers who enjoy our content and service offerings. Our business, operating results and financial condition will be adversely affected if we experience difficulties in introducing new and enhanced services and tools or if new or existing visitors and customers do not accept these services and tools.

FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING AND E-COMMERCE ENVIRONMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

         Advertising and e-commerce has grown as a larger percentage of our revenue. If advertisers perceive the Internet in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, and radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards continue to evolve to measure the effectiveness of advertising on the Internet. If widely accepted standards do not emerge, existing advertisers may discontinue or decrease their Internet advertising. If standards emerge and we are unable to offer advertisers effective advertising options as measured by the standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business, operating results and financial condition would be materially and adversely affected if the market for Internet advertising declines or develops more slowly than expected. In recent months, the market for Internet advertising has experienced a significant decrease in its rate of growth. If this trend continues, our revenues from Internet advertising could be materially adversely affected.

         Different pricing models are used to sell advertising on the Internet. Prevalent pricing models consist of cost per click-through, cost per thousand impressions, cost per placement and e-commerce or transaction share. If our base audience decreases, we will have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. Cost per placement is a relatively new model and advertisers may not continue to accept it. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we don't attract a sufficiently large audience willing to purchase from our advertisers, our revenues generated from advertisements sold under this model will decrease. In addition, there has been an increased emphasis on performance-based advertising where pricing is based on the ability to deliver highly targeted advertising to specific demographic groups. We cannot assure you that we will able to effectively deploy the necessary technology or deliver appropriate inventory to produce competitive targeted advertising. Failure to do so could have a material adverse effect on our ability to compete in the Internet advertising market.

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

         We have experienced seasonal trends in our traffic and advertising revenues. Traffic on Hoover's Online and the Web sites of others with whom we license or co-brand our products is lower during the summer and year-end vacation and holiday periods when business usage of the Internet and Hoover's Online typically declines. This lower traffic may result in corresponding decreases in advertising revenue. Subscriber growth may decline during low-traffic periods. Our operating results may be affected if we experience seasonality in future periods.

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

INCREASED COMPETITION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         The market for business information in general and for the online services and tools offered on Hoover's Online and through HMT in particular is highly competitive. Many Web sites and business information providers compete for the attention and spending of businesspeople and advertisers. We expect this competition to continue to increase. We compete for subscribers, visitors, licensing and syndication customers, advertisers, and content providers with many types of companies, such as:

          - subscription-based Web sites focused on business, such as The Wall Street Journal Interactive Edition;

          - providers of company information, such as Dun & Bradstreet, Multex and Standard & Poor's;

          - providers of proprietary business information, such as Bloomberg Business News, and Dow Jones Reuters Business Interactive, LLC;

          - business information aggregators, such as Dialog, LEXIS-NEXIS, Factiva and OneSource;

          - consumer-oriented, mass market Web sites and proprietary online services, such as Yahoo, Excite, Lycos and America Online; and

          - other Web sites with a business orientation or a business channel, such as Office.com, Work.Com and Business.Com

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

         As a result of these factors, we may not be able to compete successfully for advertisers, visitors, customers or staff, which could materially adversely affect our business, operating results and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition.

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

WE ARE DEPENDENT ON OUR KEY CONTENT PROVIDERS AND OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED IF WE WERE TO LOSE AND FAIL TO REPLACE OUR EXISTING SOURCES OF CONTENT.

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

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM OUR ACQUISITION OF POWERIZE IF OUR TECHNOLOGY, OPERATIONS AND PERSONNEL ARE NOT EFFECTIVELY INTEGRATED WITH THOSE OF POWERIZE.

         In order to achieve the benefits of the acquisition, we must efficiently combine Powerize's business with ours. The process of coordinating research and development, sales and marketing and business development efforts and integrating the companies' product and service offerings involves significant cost and effort on behalf of the combined company. The integration of the companies' products and services requires the partial or wholesale conversion or redesign of some of the technologies, products and services of either Powerize or Hoover's. Integrating the two businesses entails significant diversion of management's time and attention from our day-to-day business. Additionally, the process of integrating operations could cause an interruption or loss of momentum in our activities. If we are not successful in our continuing efforts to integrate the operations and technologies of the two companies quickly and smoothly, the anticipated benefits of the acquisition may not be realized.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

         We may acquire or make further investments in complementary businesses, products and technologies. Future acquisitions and investments are subject to the following risks:

          - acquisitions may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

          - we may not be able to integrate successfully the services, content, products and personnel of any acquisition into our operations;

          - we may be required to incur debt or issue debt or equity securities, which may be dilutive to existing stockholders, to pay for acquisitions. We also may be required to assume debt or contingent liabilities, amortize goodwill and other intangibles or write off in-process research and development and other acquisition-related expenses; and

          - we may not derive the intended benefits of any acquisition and we may lose all or some portion of our entire investment.

WE WILL CONTINUE TO EXPAND INTO INTERNATIONAL MARKETS IN WHICH WE HAVE LIMITED EXPERIENCE.

         A key part of our strategy is to develop online business information properties in international markets, initially in Europe, as we have done in the United Kingdom through our Hoover's Online Europe subsidiary. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally.

         We believe that in light of substantial anticipated competition, we need to move quickly into international markets in order to effectively obtain market share. However, in a number of international markets, especially those in Europe, we may face substantial competition. Foreign providers of competing online business information services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically are slower than domestic markets in adopting the Internet as an advertising and commerce medium.

         In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including:

          -- trade barriers and unexpected changes in regulatory requirements;

          -- difficulties in developing, staffing and simultaneously managing a large number of unique foreign operations as a result of distance and language and cultural differences;

          --        higher costs of doing business in foreign countries;

          --        longer payment cycles;

          --        currency exchange rate fluctuations;

          --        political instability and export restrictions;

          --        seasonal reductions in business activity;

          -- risks related to government regulation, including those more fully described below; and

          --        potentially adverse tax consequences.

         One or more of these factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results, and financial condition.

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

         Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We have also experienced minor interruptions due to software bugs and upgrades and disk-drive failures. These minor interruptions temporarily limited the capacity of our current technology infrastructure and resulted in increased calls to our customer service personnel. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, and computer viruses, intentional acts of vandalism and similar events. We currently do not have complete redundancy and we do not have alternative providers of hosting services that are available on short-term notice. We are still developing a formal disaster recovery plan. We cannot assure that any plan we adopt will be sufficient. We may not carry sufficient business interruption insurance to compensate for losses that could occur.

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

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

         Our future success will depend, in substantial part, on the continued service of our senior management, particularly Patrick J. Spain, our Chairman of the Board, President and Chief Executive Officer. As a result of our acquisition of Powerize, we currently have an employment agreement in place with one member of our senior management team. No other member of our senior management has entered into an employment agreement with us. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified technical, customer support, financial and accounting and managerial personnel. Competition for these personnel is intense, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

         Our audience depends on Internet service providers, online service providers and other Web site operators for access to our Web site. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failure unrelated to our systems. These occurrences could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

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

         The market in which we operate is characterized by rapidly changing technology, evolving industry standards, frequent new service announcements, introductions and enhancements, and evolving customer demands. The emerging nature of the Internet and the electronic distribution of business information, including distribution through wireless channels and products, exacerbate these market characteristics. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings. Our inability to adapt successfully to these changes in a timely manner could have a material and adverse effect on our business, operating results and financial condition. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services. Any enhancements to existing services may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, results of operations and financial condition would be materially adversely affected.

PRIVACY CONCERNS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND MAY PREVENT OUR USE OF COOKIES.

         We post privacy policies concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission ("FTC") requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others and which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues that may be related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations, purchases conducted through our Web sites and corresponding revenues.

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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL
UNCERTAINTIES.

         The laws governing the Internet in general remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material adverse effect on our business, operating results and financial condition. In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone service. As a result, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth of the Internet. Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of Texas, governments of other states, the United States or foreign countries might attempt to regulate our service or levy sales or other taxes on our activities. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels. As a result, Internet companies, based in Texas, like us, may be at a competitive disadvantage to Internet companies based outside of Texas with respect to sales to Texas-based customers. We cannot assure you that violations of local or other laws will not be alleged or charged by governmental authorities, that we might not unintentionally violate these laws or that in the future these laws will not be modified or new laws enacted. Any of these developments could have a material adverse effect on our business, operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Hoover's has capital lease obligations, which result in the risk that interest expense or the fair value of capital lease obligations might be impacted by changes in market interest rates. However, because these are not significant, market risks related to financial instruments are not material.

         In July 1999, upon the closing of our initial public offering of common stock, we received approximately $48 million in proceeds from the underwriters of the offering. To date, these proceeds have been invested in money market funds backed by short-term government securities and other short-term, investment-grade, interest-bearing instruments. Market risks related to these financial instruments are not material.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not currently subject to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, became effective July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $1 million, were $48 million. The Company has used approximately $15.6 million of the net offering proceeds for working capital purposes, $3.8 million for the purchase and installation of computer and related equipment and software and $28.6 million has been invested in money market funds backed by government securities and other short-term, investment-grade, interest-bearing instruments pending further application of such proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         We held our Annual Stockholders' Meeting on September 12, 2000 in Austin, Texas. At that meeting, three proposals were submitted to a vote of our stockholders of record as of July 17, 2000 (a total of 13,819,793 shares were outstanding as of such date). Proposal 1 was a proposal to elect 8 directors to staggered terms (Class I directors serve one-year terms, Class II directors serve two-year terms, and Class III directors serve three-year terms). Proposal 2 was a proposal to amend the Hoover's, Inc. 1999 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 1,500,000. Proposal 3 was a proposal to ratify the appointment of Ernst & Young LLP as our independent auditors.

---------------------------- -------------------------- -------------------------- --------------------------
PROPOSAL                     VOTES FOR                  VOTES AGAINST              ABSTAIN/WITHHELD
---------------------------- -------------------------- -------------------------- --------------------------
1.  Election of Directors
---------------------------- -------------------------- -------------------------- --------------------------
    Thomas J. Hillman
       Class I               12,873,643                                             63,515
---------------------------- -------------------------- -------------------------- --------------------------
     Laurence J. Kirshbaum
       Class I               12,881,147                                             56,011
---------------------------- -------------------------- -------------------------- --------------------------
     William S. Berkley
       Class II              12,880,230                                             56,928
---------------------------- -------------------------- -------------------------- --------------------------
     Steven B. Fink
       Class II              12,880,247                                             56,911
---------------------------- -------------------------- -------------------------- --------------------------
     Gary E. Hoover
       Class II              12,880,730                                             56,428
---------------------------- -------------------------- -------------------------- --------------------------
     Alan Chai
       Class III             12,883,930                                             53,228
---------------------------- -------------------------- -------------------------- --------------------------
      Patrick J. Spain
        Class III            12,889,271                                             47,887
---------------------------- -------------------------- -------------------------- --------------------------
     Stephen R. Zacharias
       Class III             12,885,547                                             51,611
---------------------------- -------------------------- -------------------------- --------------------------
2.  Amendment of 1999
     Stock Incentive Plan     9,136,203                 867,210                     58,264
---------------------------- -------------------------- -------------------------- --------------------------
3.   Appointment of Ernst
      & Young LLP as
      independent auditors   12,805,415                  17,900                    113,843
---------------------------- -------------------------- -------------------------- --------------------------

         Consequently, all three proposals were passed by the stockholders.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this report:

                   2.1 Agreement and Plan of Reorganization dated July 12,
                       2000 by and among Hoover's, Inc., Powerize.com, Inc. and Panda Merger Corp.*

                  27.1 Financial Data Schedule (EDGAR version only).

         ------------
         * Incorporated by reference to Hoover's, Inc.'s Form 8-K filed on July 14, 2000.

         (b) We filed the following reports on Form 8-K during the three months ended September 30, 2000:

                   1. Report on Form 8-K filed July 14, 2000 following execution of a definitive agreement for the acquisition of all of the outstanding stock of Powerize.com, Inc. by Hoover's, Inc.

                   2. Report on Form 8-K filed August 16, 2000 following the completion of the acquisition of all of the outstanding stock of Powerize.com, Inc. by Hoover's, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HOOVER'S, INC


                                                     /s Patrick J. Spain
-----------------------------------------      -------------------------------
                  Date                                 Patrick J. Spain
                                                    CHAIRMAN OF THE BOARD,
                                                   CHIEF EXECUTIVE OFFICER
                                                        AND PRESIDENT
                                                (PRINCIPAL EXECUTIVE OFFICER)


                                                       /s Lynn Atchison
-----------------------------------------      -------------------------------
                  Date                                  Lynn Atchison
                                                  SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)