Form 10-Q
period 2000-12-31
HOOVERS INC
filed 2001-02-14
CIK 1036584

    UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   December 31, 2000
                               ------------------------------------------------
                                                     or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                                 -------------------       --------------------

Commission file number:
                              -------------------------------------------------

                                 Hoover's, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       74-2559474
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1033 La Posada Drive, Suite #250, Austin, Texas                  78752
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

  As of December 31, 2000, 15,537,470 shares of the registrant's common stock were outstanding, net of 150,000 shares of Treasury Stock.
-------------------------------------------------------------------------------

                                                                                           PAGE
                                                                                          NUMBER
PART I.           FINANCIAL INFORMATION

ITEM 1            Financial Statements (Unaudited)

                  Balance Sheets at December 31, 2000, and March 31, 2000...................3

                  Statements of Operations for the Three and Nine Months Ended
                      December 31, 2000 and 1999............................................4

                  Statements of Cash Flows for the Nine Months Ended
                      December 31, 2000 and 1999............................................5

                  Notes to Financial Statements.............................................6

ITEM 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........................8

ITEM 3            Quantitative and Qualitative Disclosures About Market Risk...............23

PART II. OTHER INFORMATION

ITEM 1            Legal Proceedings .......................................................23

ITEM 2            Changes in Securities and Use of Proceeds ...............................23

ITEM 3            Defaults Upon Senior Securities .........................................23

ITEM 4            Submission of Matters to a Vote of Securities Holders ...................23

ITEM 5            Other Information .......................................................23

ITEM 6            Exhibits.................................................................23

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 HOOVER'S, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                DECEMBER 31, 2000  MARCH 31, 2000
                                                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..................................................................             $34,331         $42,881
  Short-term investments.....................................................................                   0          14,043
  Accounts receivable from related parties...................................................                 870             300
  Accounts receivable, less allowance for doubtful accounts of  $565 and $292 at
        December 31 and March 31, 2000, respectively.........................................               7,874           3,281
  Book inventory, less allowances for excess and obsolete inventory of $70 and $67 at
         December 31 and March 31, 2000, respectively........................................                 162              58
  Prepaid expenses and other current assets..................................................                 718             243
                                                                                              ------------------------------------

Total current assets.........................................................................              43,955          60,806
Property, plant and equipment:
  Furniture and fixtures.....................................................................               1,337             785
  Computer and office equipment..............................................................               6,796           3,371
  Capitalized software and Web site development costs........................................               2,284              --
  Capitalize.................................................................................
  Equipment under capital lease..............................................................                 147             147
                                                                                              ------------------------------------

                                                                                                           10,564           4,303
  Less accumulated depreciation..............................................................              (4,283)         (1,919)
                                                                                              ------------------------------------

Total property, plant and equipment..........................................................               6,281           2,384

Intangible assets............................................................................              23,823              --
Investments..................................................................................               4,131             227
Other assets.................................................................................                  22           1,098
                                                                                              ------------------------------------

Total assets.................................................................................             $78,212         $64,515
                                                                                              ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and commissions...........................................................              $3,457            $592
  Accrued expenses...........................................................................               6,282           2,656
  Notes payable..............................................................................               1,789              --
  Current portion of long-term debt and capital leases.......................................                  25              25
  Other liabilities..........................................................................                  41              --
  Deferred revenue...........................................................................               4,757           3,258
                                                                                              ------------------------------------

Total current liabilities....................................................................              16,351           6,531
Obligations under capital leases, less current portion.......................................                   0              39

                                                                                              ------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 150,000,000 shares authorized 15,687,470 and 12,706,792
     shares issued at December 31 and March 31, 2000, respectively...........................                 156             127
  Additional paid-in capital.................................................................              96,156          77,490
  Unearned stock compensation................................................................                (727)         (1,530)
  Cumulative translation adjustment..........................................................                   9              --
  Accumulated deficit........................................................................             (33,583)        (17,991)
  Treasury stock at cost-- 150,000 shares....................................................                (150)           (150)
                                                                                              ------------------------------------

Total stockholders' equity...................................................................              61,861          57,945
                                                                                              ------------------------------------

Total liabilities and stockholders' equity...................................................             $78,212         $64,515
                                                                                              ====================================

  SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     -----------------------------------------------------------
                                                     DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                     -------------  -------------   -------------   ------------
                                                         2000            1999           2000            1999
                                                         ----            ----           ----            ----
Revenues:
  Subscriptions ...................................     $3,886         $2,321         $10,378          $6,146
  Advertising and e-commerce.......................      3,508          2,435           9,605           4,040
  Licensing and syndication........................        911            348           2,323           1,365
  CD-ROM and print, net............................        355            358             734             884
                                                    ---------------------------------------------------------------


Net revenues.......................................      8,660          5,462          23,040          12,435
  Cost of revenues.................................     (3,883)        (2,281)        (10,146)         (5,979)
                                                    ---------------------------------------------------------------


Gross profit.......................................      4,777          3,181          12,894           6,456
Expenses:
  Product development..............................        687             18           1,963           1,074
  Sales and marketing..............................      5,464          4,231          14,720           8,627
  General and administrative.......................      3,456          1,837          10,086           4,501
  Amortization of intangibles......................      1,297           --             2,153            --
  Non-cash compensation............................        229            464             546           1,423
                                                    ---------------------------------------------------------------
Total expenses.....................................     11,133          6,550          29,468          15,625
                                                    ---------------------------------------------------------------

Operating loss.....................................     (6,356)        (3,369)        (16,574)         (9,169)
Interest income ...................................        602            800           2,126           1,496
Interest expense...................................        (51)            (3)            (92)            (17)
Unrealized loss on investments.....................       (300)          --              (995)           --
                                                    ---------------------------------------------------------------


Net loss...........................................    $(6,105)       $(2,572)       $(15,535)        $(7,690)
                                                    ===============================================================

Basic and diluted net loss per share...............     $(0.39)        $(0.21)         $(1.08)         $(0.74)
                                                    ===============================================================

Shares used in computation of basic and diluted
   loss per share.................................. 15,496,728     12,250,444      14,358,376      10,347,550

  SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED DECEMBER 31,
                                                                                    2000                 1999
                                                                          ---------------------------------------
OPERATING ACTIVITIES:

Net loss.................................................................          $(15,535)             $(7,690)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation...........................................................             2,364                  802
  Amortization...........................................................             1,696                  349
  Loss on strategic investments (non-cash)...............................               995                   --
  Amortization of unearned stock compensation............................               546                1,372
  Changes in operating assets and liabilities:
     Accounts receivable.................................................            (4,473)              (1,512)
     Inventories.........................................................              (104)                 (21)
     Prepaid expenses and other current assets...........................              (301)                (337)
      Other assets.......................................................            (3,795)                (100)
     Accounts payable and commissions....................................            (2,200)                (133)
     Accrued expenses....................................................             2,298                  816
     Other liabilities...................................................                41                   --
     Deferred revenue....................................................               753                  973
                                                                          ----------------------------------------

Net cash used in operating activities....................................           (17,715)              (5,481)

Investing activities
Purchases of property, plant and equipment...............................            (5,528)              (1,612)
Purchase of business, net of cash acquired...............................            (2,190)                  --
Purchase of short-term securities........................................                --              (14,043)
Maturity of short-term securities........................................            14,043                   --
                                                                          ----------------------------------------


Net cash provided by (used in) investing activities......................             6,325              (15,655)

FINANCING ACTIVITIES:

Payments on bank term loans..............................................            (2,517)                (448)
Payments on capital leases...............................................               (39)                 (26)
Net proceeds from capital stock transactions.............................             5,397               57,089
                                                                          ----------------------------------------

Net cash provided by financing activities................................             2,841               56,615

Increase (decrease) in cash and cash equivalents.........................            (8,550)              35,479
Cash and cash equivalents at beginning of period.........................            42,881                7,814


Cash and cash equivalents at end of period...............................           $34,331              $43,293

  SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim financial statements of Hoover's, Inc. ("Hoover's" or the "Company") for the three and nine months ended December 31, 2000 and 1999, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

         The balance sheet at December 31, 2000, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

         For further information, refer to the financial statements and related notes included in our Registration Statement on Form S-1 and our Annual Report filed on Form 10-K.

2.       RECLASSIFICATIONS

         Reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

3.       CAPITAL STOCK AND STOCK PLANS

         During the quarter ended September 30, 2000, the Company recorded $93,000 of unearned stock compensation related to the acquisition of Powerize.com, Inc. ("Powerize").

         In May 2000, the Company reversed $142,000 in compensation expense related to unvested options that were forfeited. The remaining $351,000 in unearned stock compensation relating to this forfeiture was reversed.

4.       RELATED PARTY TRANSACTIONS

         We purchase certain information included in our databases from a subsidiary of a stockholder. Hoover's paid approximately $212,000 and $110,000 during the three months ended December 31, 2000 and 1999, respectively. We had outstanding amounts payable of approximately $75,000 and $0 at March 31, 2000, and December 31, 2000, respectively, to this vendor.

         We have a commitment from a stockholder to purchase from us at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through December 31, 2001. For the quarters ended December 31, 2000 and 1999, we recognized $100,000 and $164,000 respectively, of revenues pursuant to this agreement. We have recorded approximately $1.1 million in revenue under the terms of this agreement since inception. At December 31, 2000, and March 31, 2000, amounts due to the Company under this agreement were $870,000 and $300,000, respectively.

         As part of our strategic agreement with NBC (a stockholder of the Company) to license a portion of our content for distribution and marketing by NBC, CNBC and CNBC.com, we were amortizing $1.2 million in deferred costs. Included in sales and marketing expenses for the three months ended December 31, 2000 and 1999, is amortization of $399,000, and $150,000, respectively. for each of these quarters. The $399,000 includes a write-off of $249,000 as of December 31, 2000, when the contract was terminated. For the quarters ended December 31, 2000 and 1999, we recognized $56,250 and $20,000, respectively, of revenues pursuant to this agreement.

         We have a strategic relationship agreement with a company in which we hold an equity interest. This agreement includes mutual cobrands, with Hoover's serving as the exclusive sales agent for advertising, sponsorship and e-commerce opportunities on all Web pages. During the quarters ended December 31, 2000 and 1999, we paid $24,000 and $0, respectively, under this agreement.

         We have notes outstanding to former Powerize shareholders that we assumed as part of the acquisition. As of December 31, 2000 and 1999, the balance of these notes were $1.8 million and $0 respectively.

     5.       BUSINESS COMBINATION

         Effective August 1, 2000, the Company acquired all of the outstanding stock of Powerize, a developer of content integration and syndication technology, in exchange for 1,484,006 shares of Hoover's common stock and $2.43 million in cash, and assumed all of the outstanding stock options and warrants of Powerize. This entity is now doing business as Hoover's Media Technologies, Inc. The total cost of the acquisition, including transaction costs of $703,000, was approximately $25.5 million. The acquired net assets were recorded at their estimated fair values at the effective date of acquisition based upon an independent third party appraisal. The following table presents the allocation of the purchase price (in thousands):

  Assembled Workforce....................................         $1,430

  Content Provider Relationships.........................          1,900

  Registered Users Base..................................          1,150

  Internal Use Software..................................          5,000

  Excess cost over fair value of net assets acquired
                                  (goodwill).............         16,050
                                                           --------------
  Purchase price.........................................        $25,530
                                                           --------------

         The amounts allocated to assembled workforce, content provider relationships, registered user base and internal use software are being amortized over the assets' estimated useful lives, which is equivalent to a three-year period. The excess of cost over fair value of net assets acquired (goodwill) is being amortized over an eight-year period.

         Because the acquisition was accounted for as a purchase, the results of operations have been included with those of the Company for periods subsequent to the acquisition date. The following presents the unaudited pro forma combined results of operations of Hoover's and Powerize for the nine-month periods ended December 31, 2000 and 1999, after giving effect to certain pro forma adjustments. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective on April 1, 1999 or of future results of operations of the consolidated entities (in thousands, except for per share data):

                                                                       Nine Months Ended December 31,
                                                                    -----------------------------------
                                                                          2000             1999
                                                                    -----------------------------------
         (In thousands, except per data share)

         Revenue...............................................          $24,098           $13,786
         Operating loss........................................          (22,307)          (19,561)
         Net loss..............................................          (23,080)          (21,866)
         Basic loss per share..................................            (1.50)            (1.85)

6.   STOCK BUYBACK:

On December 22, 2000, Hoover's announced it had received Board approval of a plan to buy back up to 10% of the outstanding shares of its common stock, based on the price and general market conditions.

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

OVERVIEW

         Hoover's, Inc. (Nasdaq: HOOV) operates Hoover's Online (http://www.hoovers.com), a premier online resource for businesspeople, as well as five additional sites addressing the needs of businesspeople in France, Germany, Italy, Spain and the U.K., through its London-based subsidiary, Hoover's Online Europe Limited ("HEU"). Hoover's also operates Hoover's Media Technologies, Inc. ("HMT"), a content aggregator and application services developer that was formed from our acquisition of the former Powerize.com, Inc. ("Powerize") on August 1, 2000.

         Hoover's Online provides approximately 3 million businesspeople with timely and reliable information and research tools, which allow them to get answers to their questions and make informed decisions on a daily basis. Our tiered site has free access which is supported by advertising and 280,000 paying subscribers who use the premium information and tools available to them. We also provide an e-commerce marketplace in which businesspeople can act on those decisions to purchase business information, products and services.

         Our core asset is a proprietary database of authoritative and useful business information regarding what we believe to be the world's largest, most influential and fastest-growing companies and industries and the people who lead them. Our database, combined with third-party business information, news, financial information, a directory of business Web sites, and segment and product information, as well as business travel, personal finance and career tools, makes Hoover's Online a one-stop source for businesspeople seeking to have their questions answered.

         Hoover's Online provides high-quality, proprietary business information via the Internet and various hand-held Web-enabled devices, such as personal digital assistants and mobile telephones, to the businessperson who seeks answers to specific business-related questions and wants to remain aware of relevant current events in the business world. Visitors to our Web site use our information for their professional endeavors, including financial and competitive research, as well as for their personal activities, including career development and personal investment. We provide our advertisers with one of the largest pure business audiences, who, as a group, are affluent, highly educated and willing to conduct business over the Internet.

         Our proprietary editorial content is a recognized source of authoritative, engagingly written and useful information on over 300 industries and approximately 17,000 public and private enterprises worldwide. We have a staff of approximately 100 writers, editors, researchers and online producers that maintains our company and industry database. We have one of the largest online databases of company-specific information measured in terms of both breadth and depth of coverage, and we continually expand and update our database. Our database is complemented by third-party company databases, including CorpTech, Harris InfoSource and infoUSA.com, which allow our users to access information on a greater number of companies. We offer feature stories, news, career information, personal finance information, SEC documents and management biographical information as well as brokerage research and credit reports. Additionally, we offer our branded searching, sorting and personalization tools to make our information more useful to businesspeople.

         In August 2000, we completed our acquisition of Powerize, a developer of content integration and syndication technology. Renamed Hoover's Media Technologies, Inc., it will operate as Hoover's new tools syndication and content integration subsidiary and delivers business content and technology functionality to end users and distributors, including corporate intranets and Enterprise Information Portal vendors such as Oracle, IBM and Verity. HMT announced its first new product, the Hoover's
Intelligence Monitor, in October 2000. Hoover's Intelligence Monitor allows clients to monitor thousands of newswires, premium publications, Web sites, databases and document collections for mentions of companies, people, products and issues of interest.

         Hoover's Online Europe Limited, our wholly owned subsidiary, relaunched our Hoover's U.K. Web site in October 2000 as well as recently launching sites in France, Germany, Italy and Spain. HEU. combines Hoover's proprietary database of information and technological platform with third-party company and industry content. Recently, we have been enhancing our database with more information on non-U.S. companies. We are also licensing information from others to provide additional coverage of non-U.S. companies. The ongoing site enhancements are part of Hoover's strategy to improve its international business services and capture a share of the rapidly expanding European business and e-commerce market. We expect that the revenues from HEU will consist of a combination of advertising, subscriptions, and e-commerce.

We generate revenues from the following sources:

      - Subscriptions, consisting of individual and enterprise accounts;
      - Advertising and e-commerce;
      - Licensing and syndication of our editorial content and tools; and
      - Sales of our proprietary company information in both CD-ROM and print formats.

SUBSCRIPTION REVENUE

         We derive revenues from individual and enterprise subscriptions. Individual subscriptions are currently sold directly on our Web site for $29.95 per month or $199.95 per year. We periodically offer pricing discounts and promotions to new subscribers in order to introduce our product and services. These offers usually run for a short duration. We also offer annual enterprise subscriptions ranging from $1,750 for 10 seats to $37,500 for 1,000 seats per year. In addition, larger enterprise subscriptions are sold using a negotiated price, based on the estimated number of active seats. We recognize subscription revenues on a monthly basis, and we record annual individual and enterprise subscriptions as deferred revenues, which are amortized into revenues over the term of the subscription.

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

LICENSING AND SYNDICATION

         We license and syndicate portions of our database and certain tools to third parties for redistribution. Our customers range from traditional online service providers, such as Bloomberg, Factiva, and LEXIS-NEXIS, to other Web sites, such as the Microsoft Network. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License and syndication fees are based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals. New products from HMT will derive revenues on a licensing and ASP (Application Services Provider) model. The monthly fees will cover the licenses of content and syndication of content aggregation tools. The target market for these products will be primarily other Web sites and customers' intranets.

CD-ROM AND PRINT SALES

         We sell CD-ROMs and print products containing company information. We recognize these revenues when the goods are shipped. For our sale of CD-ROMs and print products, we provide an allowance for returns when the products are shipped.

COSTS AND EXPENSES

         Our cost of revenues includes editorial and other site maintenance personnel costs, expenses associated with licensing of third-party content, direct expenses associated with our Web site, such as hosting, and other advertising related service fees. Our product development expenses include technology personnel costs, related consulting fees and the amortization of previously capitalized product development costs. Sales and marketing expenses include sales and marketing personnel costs, including commissions, as well as all marketing, advertising and promotional expenses. General and administrative expenses consist of compensation for administrative and executive staff, which we consider to be finance, project management, office network and human resource personnel, as well as fees for professional services, travel, and depreciation and general office expenses. Non-cash compensation of $229,000 was amortized during the three months ended December 31, 2000.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of net revenues:

                                                      ---------------------      --------------------
                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           DECEMBER 31,               DECEMBER 31,
                                                      ---------------------      --------------------
                                                         2000        1999           2000        1999
                                                      ---------   ---------      ---------   ---------
  Revenues:
      Subscription revenue...............                 45%          43%          45%          49%
      Advertising and e-commerce.........                 41%          45%          42%          32%
      Licensing and syndication..........                 11%           6%          10%          11%
      CD-ROM and print, net..............                  3%           6%           3%           8%
                                                      ---------   ---------      ---------   ---------
  Net revenues...........................                100%         100%         100%         100%
      Cost of revenues...................                 45%          42%          44%          48%
  Gross profit...........................                 55%          58%          56%          52%

  Expenses:
      Product development................                  8%           0%           9%           9%
      Sales and marketing................                 63%          77%          64%          69%
      General and administrative.........                 40%          34%          44%          36%
      Amortization of intangibles........                 15%           0%           9%           0%
      Non-cash compensation..............                  3%           9%           2%          12%
                                                      ---------   ---------      ---------   ---------
  Total expenses.........................                129%         120%          128%        126%
  Operating loss.........................                (74%)        (62%)         (72%)       (74%)
  Interest income........................                  7%          15%            9%         12%
  Interest expense.......................                 (1%)          --            --          --
  Unrealized loss on investments.........                 (3%)          --           (4%)         --
                                                      =========   =========      =========   =========
  Net loss ..............................                (71%)        (47%)         (67%)       (62%)
                                                      =========   =========      =========   =========

         REVENUES. Net revenues for the three months ended December 31, 2000, increased 59% to $8.7 million, from $5.5 million for the three months ended December 31, 1999. Net revenues for the nine months ended December 31, 2000, increased 85% to $23.0 million, from $12.4 million for the comparable nine-month period in the prior year.


         Our subscription revenues increased 67% to $3.9 million for the three months ended December 31, 2000, from $2.3 million for the comparable quarter one year ago. Subscription revenues increased 69% to $10.4 million for the nine-month period ended December 31, 2000, from $6.1 million for the comparable period one year ago. This increase in revenues is due to the increase in the number of paid seats, both individual subscribers and those represented by enterprise accounts and an increase in price for all subscribers. Beginning in late September, we increased the price for new individual subscribers from $14.95 to $29.95. During the quarter, we also increased the base price for all enterprise customers from $1,500 to $1,750. Total paid seats grew 69% to 280,000 as of December 31, 2000, from approximately 165,500 as of December 31, 1999. The growth in the number of individual subscribers was primarily due to increased traffic to our Web site. For the three months ended December 31, 2000, Hoover's Online attracted
2.8 million unique visitors, who accounted for approximately 108 million page views, compared to 2.4 million unique visitors and 67 million page views during the three months ended December 31, 1999. This increase was the result of increased marketing expenses over the past year, which created more brand awareness of the site, additional visitors generated through the use of co-branding, and the integration of the Powerize web site during September 2000.

         Sales leads provided by the additional traffic to our Web site and our increased number of salespeople contributed to the increase in new enterprise subscription accounts and thus to the increase in paid seats from this source. As of December 31, 2000, we had 4,625 enterprise accounts compared to 2,163 enterprise accounts as of December 31, 1999. We expect continued growth in paid seats through increases in the number of enterprise accounts.

         Revenues from advertising and e-commerce increased 44% to $3.5 million for the three months ended December 31, 2000, from $2.4 million for the three months ended December 31, 1999. For the nine-month period ended December 31, 2000, advertising and e-commerce revenues increased 138% to $9.6 million, from $4.0 million in the nine-month period ended December 31, 1999. During the quarter, barter recognized on Hoover's Online was 12% of net revenues. An increased number of page views and new advertising sales personnel contributed to the increase since the prior year. We expect this area of our business to decline in the short run due to an overall market slowdown in online and other forms of advertising.

         Licensing revenues increased 162% to $911,000 for the three months ended December 31, 2000, from $348,000 for the three months ended December 1999. For the nine-month period ended December 31, 2000, licensing revenues increased 70% to $2.3 million from $1.4 million in the same period one year ago. Royalty payments are based on use of Hoover's content or other revenue-sharing arrangements. With the acquisition of Powerize, we expect to see growth in this line item in the coming year, in absolute terms, as well as a percentage of our total revenues as our new products are released. During the quarter we saw growth from licensing fees earned from the license of HMT technologies.

         Net revenues from CD-ROM and print products decreased 1% to $355,000 for the three months ended December 31, 2000, from $358,000 for the comparable quarter one year ago. CD-ROM and print net revenue decreased 17% to $734,000 from $884,000 in the nine-month periods ended December 31, 2000 and December 31, 1999, respectively. Decreases were due to a reduced emphasis in this area and a migration of customers to our Web-based services. In December of 2000 we published our two-volume HOOVER'S HANDBOOK OF AMERICAN BUSINESS, which resulted in an increase of 135% in revenues compared to the quarter ended September 30, 2000.

         COST OF REVENUES. Cost of revenues for the three months ended December 31, 2000, increased 70% to $3.9 million, from $2.3 million in the three months ended December 31, 1999. Cost of revenues increased 68% in the nine-month period ended December 31, 2000, as well, to $10.1 million from $6.0 million in the same period one year ago. The increase in cost of revenues was primarily due to an increase in compensation for existing and new editorial and Web site maintenance personnel, increased costs of Web site hosting, as well as increases in expenses associated with third-party content, most notably that associated with content arrangements that were assumed pursuant to our acquisition of Powerize. For the quarter ended December 31, 2000, the increased costs in this area reflect three months of operations of Hoover's Media Technologies as compared to two months included in the prior quarter.

         As a percentage of revenues, cost of revenues for the three months ended December 31, 2000, was higher, at 45% of revenues, compared to 42% in the comparable quarter one year ago. This increase occurred primarily because the editorial costs associated with creation and maintenance of the company database and certain third-party content costs for Hoover's Online and third-party costs associated with Powerize agreements, are relatively fixed without regard to the level of revenues. Over the next several quarters we expect to see pressure on our gross margins, but expect to see long-term continued growth in this area by the fiscal year ended March 31, 2002.

         PRODUCT DEVELOPMENT. Product development expenses for the three months ended December 31, 2000, increased significantly to $687,000 from $18,000 in the three months ended December 31, 1999. For the nine-month period ending December 31, 2000, these expenses increased 83% to $2.0 million, from $1.1 million in the year-ago period. The increase over prior year was due to an increase in consulting associated with product development and the addition of wireless technology. In addition, the current presentation of the results for December 1999, reflects a reclassification of approximately $240,000 in expenses to cost of revenues in order to present in a comparable fashion. During the quarter, the company capitalized approximately $1.1 million of web site development costs in accordance with recent guidance issued by the Emerging Issues Task Force (EITF-002). These costs, which total $2.1 million on a year-to-date basis, will begin to be amortized when the projects are completed, which should occur in the June quarter. We expect that they will be amortized over a period of 24 months.

         SALES AND MARKETING. Sales and marketing expenses for the three months ended December 31, 2000, increased 29% to $5.5 million, from $4.2 million for the three months ended December 31, 1999. These expenses increased 71% to $14.7 million for the nine months ended December 31, 2000, from $8.6 million in the comparable period one year ago. The increase in sales and marketing expenses was due to an increase in the number of enterprise and advertising sales representatives, an increase in commissions as a result of higher revenues, and online and other advertising and public relations expenses. Whereas we may decrease spending somewhat based on our outlook for revenues, we still believe in making the appropriate investment in marketing, specifically to drive increases in new enterprise subscriptions.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended December 31, 2000, increased 88% to $3.5 million, from $1.8 million for the three months ended December 31, 1999, and 124% to $10.1 million from $4.5 million for the nine months ended December 31, 2000, over the same period ended December 31, 1999. The increase was primarily due to an increase in fees for professional services, including consulting, investor relations, and recruiting fees, and an increase in salaries of existing executive and administrative staff, as well as the addition of administrative and finance personnel. General office expenses increased due to facility expansion in Austin, San Francisco and Europe, and credit card processing fees increased due to a higher number of individual subscription payments. Depreciation increased due to an increase in capital expenditures. In addition, personnel, office, and professional fees increased as a result of our operations in Reston, Virginia, and Linthicum, Maryland, which were absorbed as a part of our acquisition of Powerize. For the quarter ended December 31, 2000, the increased costs in this area reflect three months of operations of this subsidiary as compared to two months included in the prior quarter.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles expense for the three and nine months ended December 31, 2000, increased to $1.3 million and $2.2 million from $0 for the three and nine months ended December 31, 1999. This increase was a result of the recording of goodwill and other intangible assets in connection with the acquisition of Powerize.

         NON-CASH COMPENSATION. Non-cash compensation expenses for the three months ended December 31, 2000, decreased 51% to $229,000 from $464,000, for the three months ended December 31, 1999, and decreased 62% to $546,000, from $1.4 million, for the nine months ended December 31, 2000, over the same period ended December 31, 1999. The decrease was primarily due to forfeiture of certain options that gave rise to the original unearned stock compensation charge.

         INTEREST INCOME AND EXPENSE. Interest income for the three months ended December 31, 2000, decreased 25% to $602,000, from $800,000 for the three months ended December 31, 1999. The decrease in interest income from the quarter ended December 1999 to December 2000 was due to increased use of cash associated with the acquisition of Powerize. For the nine-month period ended December 31, 2000, interest income increased 42% to $2.1 million, from $1.5 million in the comparable period one year ago. Our cash balance was much higher one year ago when we still had a large portion of our proceeds from our Initial Public Offering and other equity investments. Interest expense increased to $51,000 in the three months ended December 31, 2000, from $3,000 in the three months ended December 31, 1999, as a result of our acquisition of Powerize with its related debt. For the nine-month period ended December 31, 2000, interest expense increased to $92,000 from $17,000 in the year-ago period, representing a 441% increase.

         TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through December 31, 2000. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

         LOSS ON STRATEGIC INVESTMENTS. During the fiscal year ended March 31, 2000, Hoover's made an equity investment in Intellifact.com to assist in the development of Intellifact.com's vertical Web sites. During the quarter ended June 30, 2000, an additional convertible loan was made to the entity. Intellifact.com created global networks of vertical information communities for business professionals and the investment and loan were considered strategic assets. However, Intellifact.com was unable to obtain additional investments in order to continue executing their business plan and subsequent to the end of the September quarter we realized that this investment was impaired. We had a combination of an equity investment and convertible loan totaling just under $1 million. The convertible loan was collateralized by interests in certain technologies for which we have estimated a total value of $0. Therefore, over the last two quarters, we have recognized a loss on the entire amount of the equity and the convertible loan for a total loss of $995,000.

         The Company has other strategic minority investments in three private companies, namely 10K Wizard, VercomNet and Vault.com. Unlike the situation with Intellifact, these companies are still in business and are pursuing their respective business plans. We have no specific knowledge that we have impairment for these entities, based on their individual circumstances. Nevertheless, we will continue to analyze these investments for evidence of impairment in light of overall market conditions that have resulted in lower valuations and economic challenges for private companies.

         GOODWILL AND INTANGIBLES. The Company recorded $25.5 million in goodwill and other intangibles related to its purchase of Powerize, now doing business as HMT. As of December 31, 2000, the unamortized balance of these items totaled $23.4 million. Under a proposed rule change by the Financial Accounting Standards Board, goodwill may not be amortized in the future but would be reviewed periodically for impairment and the carrying value reduced through charges to earnings, if appropriate. As we complete our integration of Powerize, we will be evaluating these intangibles for impairment. We will be considering, in light of overall market conditions as well as those specific to HMT the ongoing recoverability of the goodwill as well as the value of the assembled workforce, the content relationships, the registered customer base, and the technology and software. It is reasonably possible that future events will lead us to reduce the carrying amount of these intangible assets.

LIQUIDITY AND CAPITAL RESOURCES.

         We used $17.7 million net cash in operating activities during the nine months ended December 31, 2000, compared to $5.5 million in the comparable period one year ago. Net cash used in operating activities resulted from net operating losses partially offset by increases in accounts receivable and other assets, of which approximately $25.5 million was composed of an increase of goodwill and intangible assets acquired in the Powerize acquisition.

         During the nine months ended December 31, 2000, we invested $5.5 million in cash related to purchases of computer equipment and software licenses, as well as investing $2.1 million, net of cash acquired, in the acquisition of Powerize, compared to $1.6 million in computer equipment for the nine months ended December 31, 1999.

         As of December 31, 2000, we had $34.3 million in cash, cash equivalents and short-term investments compared to $43.3 million as of March 31, 2000.

         Our principal commitments at December 31, 2000, consisted of obligations under capital leases and a short-term loan payable as a result of an obligation assumed pursuant to our acquisition of Powerize. Our accounts payable balance as of December 31, 2000, was $3.5 million, which consisted of short-term accounts, due within 30 days, and commissions due to employees. As of March 31, 2000, that balance was $592,000.

         During June 2000, the Company entered into a noncancelable lease for additional long-term office space in Austin, Texas. This lease commences on May 1, 2001, with minimum aggregate lease payments of $11.2 million, plus operating expenses, over a 10-year term. During the next two quarters we expect to spend approximately $1.5 million on this new facility. The majority of these costs will be amortized over the 10-year period of the lease.

         In connection with the Powerize acquisition in August 2000, we assumed $7.8 million in gross liabilities and paid $2.4 million in cash to Powerize shareholders. We may in the future pursue additional acquisitions of businesses, products and technologies or enter into joint venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

         On December 22, 2000, we announced plans to buy back up to 10% of our outstanding common stock, based on the price and general market conditions.

         We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Beyond the next 12 months, our significant commitments consist of payment of lease commitments for facilities and telephone equipment. We also intend to invest in product development, sales, and marketing activities, and continue to build an infrastructure to meet the needs of a public company. Although we currently expect to meet the cash requirements of such commitments, expenditures and ongoing operating expenses from working capital, we may need to raise additional funds, seek an additional credit facility or seek other financing arrangements in order to meet our long-term liquidity needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business. Any of these factors may affect the Company's operating results in future quarters and may have a corresponding effect on the trading price of the Company's stock.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

         We incurred net losses for each of the previous fiscal years and net losses of $6.1 million for the three months ended December 31, 2000. For the nine months ended December 31, 2000, our net loss was $15.5 million, which represented a 102% increase over the net loss of $7.7 million in the nine months ended December 31, 1999. At December 31, 2000, we had an accumulated deficit of $34 million. We expect operating losses and negative cash flow to continue into the next quarter, as we continue to incur significant operating expenses and to make investments to enhance Hoover's Online, expand in Europe and continue product development efforts for HMT. We intend to continue our marketing and promotional spending to increase our audience. We may not be able to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

OUR FAILURE TO SIGNIFICANTLY INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBERS WOULD ADVERSELY AFFECT OUR BUSINESS.

         Our future success is highly dependent on attracting companies and businesspeople who are willing to pay money to subscribe to online business information services. We believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services help attract visitors and subscribers. If the market for individual and company-wide subscription-based online business information services develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

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

WE ARE DEVELOPING AND ENHANCING OUR SERVICES, FEATURES AND PRODUCTS, WHICH MAY NOT BE ATTRACTIVE TO OUR EXISTING AUDIENCE AND CUSTOMERS, AND MAY NOT INCREASE OUR AUDIENCE OR ATTRACT NEW CUSTOMERS.

         We continue to expand content and tools offered on Hoover's Online, as well as for licensing and syndication to other Web sites and corporate intranets through HMT. Management will continue to spend a significant amount of time and resources developing these and other potentially new online services and tools. We intend to use our marketing activities in order to publicize our new and enhanced offerings and to attract new visitors to Hoover's Online and new customers for HMT products. However, the increase in marketing expenditures and activities may not continue to attract additional visitors and customers or may fail to attract visitors and customers who enjoy our content and service offerings. Our business, operating results and financial condition will be adversely affected if we experience difficulties in introducing new and enhanced services and tools or if new or existing visitors and customers do not accept these services and tools.

DETERIORATION OF THE MARKET FOR INTERNET ADVERTISING, AS WELL AS OUR FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING AND E-COMMERCE ENVIRONMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

         In recent months, the market for Internet advertising has experienced a significant decrease in its rate of growth and the short-term future for this media is uncertain. If this trend continues, our revenues from Internet advertising could be materially adversely affected. Advertising and e-commerce continues to be a significant percentage of our revenues upon which we depend and if advertisers perceive the Internet in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, and radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards continue to evolve to measure the effectiveness of advertising on the Internet. If widely accepted standards do not emerge, existing advertisers may discontinue or decrease their Internet advertising. If standards emerge and we are unable to offer advertisers effective advertising options as measured by the standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet.

Our business, operating results and financial condition would be materially and adversely affected if the market for Internet advertising declines or develops more slowly than expected.

         Different pricing models are used to sell advertising on the Internet. Prevalent pricing models consist of cost per click-through, cost per thousand impressions, cost per placement and e-commerce or transaction share. If our base audience decreases, we will have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. Cost per placement is a relatively new model and advertisers may not continue to accept it. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we don't attract a sufficiently large audience willing to purchase from our advertisers, our revenues generated from advertisements sold under this model will decrease. In addition, there has been an increased emphasis on performance-based advertising where pricing is based on the ability to deliver highly targeted advertising to specific demographic groups. We cannot assure you that we will able to effectively deploy the necessary technology or deliver appropriate inventory to produce competitive targeted advertising in a competitive environment. Failure to do so could have a material adverse effect on our ability to compete in the Internet advertising market.

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

GENERAL ECONOMIC CONDITIONS MAY NEGATIVELY IMPACT OUR OPERATIONS

         A broad-based recession can cause business and individual customers to delay or forego entirely investments in value-added business information products such as ours. Similarly, companies often drastically reduce advertising expenditures in anticipation of an economic downturn. Thus, a recession in the United States or in any of the European markets in which we operate or intend to operate may have a material adverse effect on each of our revenue streams.

INCREASED COMPETITION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         The market for business information in general and for the online services and tools offered on Hoover's Online and through HMT in particular is highly competitive. Many Web sites and business information providers compete for the attention and spending of businesspeople and advertisers. We expect this competition to continue to increase. We compete for subscribers, visitors, licensing and syndication customers, advertisers, and content providers with many types of companies, such as:

         - subscription-based Web sites focused on business, such as The Wall Street Journal Interactive Edition;

         - providers of company information, such as Dun & Bradstreet, Multex and Standard & Poor's;

         - providers of proprietary business information, such as Bloomberg Business News and Reuters;

         - business information aggregators, such as Dialog, LEXIS-NEXIS, Factiva and OneSource;

         - consumer-oriented, mass market Web sites and proprietary online services, such as Yahoo!, Excite, Lycos and AOL Time Warner; and

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

SIGNIFICANT GROWTH IN OUR FUTURE OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

         We have experienced significant growth in our operations and are currently focusing on new product introductions from HMT and many new business opportunities for our wholly owned subsidiary in London. This rapid growth has placed a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing personnel. We will also need to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results and financial condition could be materially adversely affected.

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

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM OUR ACQUISITION OF POWERIZE (NOW HMT) IF OUR TECHNOLOGY, OPERATIONS AND PERSONNEL ARE NOT EFFECTIVELY INTEGRATED WITH THOSE OF THE FORMER POWERIZE.

         In order to achieve the benefits of the acquisition, we must efficiently combine the former Powerize's business with ours and successfully launch new products from that division The process of coordinating research and development, sales and marketing and business development efforts and integrating the companies' product and service offerings involves significant cost and effort on behalf of the combined company. The integration of the companies' products and services requires the partial or wholesale conversion or redesign of some of the technologies, products and services of either Powerize or Hoover's. Integrating the two businesses entails significant diversion of management's time and attention from our day-to-day business. Additionally, the process of integrating operations could cause an interruption or loss of momentum in our activities. If we are not successful in our continuing efforts to integrate the operations and technologies of the two companies quickly and smoothly, the anticipated benefits of the acquisition may not be realized.

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

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

         Our future success will depend, in substantial part, on the continued service of our senior management, particularly Patrick J. Spain, our Chairman of the Board, President and Chief Executive Officer. No member of our senior management has entered into an employment agreement with us. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified technical, customer support, financial and accounting and managerial personnel. Competition for these personnel is intense, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

PRIVACY CONCERNS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND MAY PREVENT OUR USE OF COOKIES.

         We post privacy policies concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission ("FTC") requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others and could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues that may be related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations, or purchases conducted through our Web sites and the corresponding revenues.

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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL
UNCERTAINTIES.

         The laws governing the Internet in general remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material adverse effect on our business, operating results and financial condition. In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone service. As a result, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth of the Internet. Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of Texas, governments of other states, the United States or foreign countries might attempt to regulate our service or levy sales or other taxes on our activities. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels. As a result, Internet companies based in Texas, like us, may be at a competitive disadvantage to Internet companies based outside of Texas with respect to sales to Texas-based customers. We cannot assure you that violations of local or other laws will not be alleged or charged by governmental authorities, that we might not unintentionally violate these laws or that in the future these laws will not be modified or new laws enacted. Any of these developments could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, became effective July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $1 million, were $48 million. The Company has used approximately $18.4 million of the net offering proceeds for working capital purposes, $5.9 million for the purchase and installation of computer and related equipment and software and $23.7 million has been invested in money market funds backed by government securities and other short-term, investment-grade, interest-bearing instruments pending further application of such proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HOOVER'S, INC


                2/14/01                              /s Patrick J. Spain
-----------------------------------------     ---------------------------------
                  Date                                 Patrick J. Spain
                                                    CHAIRMAN OF THE BOARD,
                                                   CHIEF EXECUTIVE OFFICER
                                                        AND PRESIDENT
                                                (PRINCIPAL EXECUTIVE OFFICER)


                2/14/01                                /s Lynn Atchison
-----------------------------------------     ---------------------------------
                  Date                                  Lynn Atchison
                                                  SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)