Form 10-K405
period 2001-03-31
HOOVERS INC
filed 2001-06-29
CIK 1036584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001
                                    --------------------------------------------
                                       or
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                                 -------------------       ---------------------
Commission file number:
                              --------------------------------------------------

                                 Hoover's, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    74-2559474
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    5800 Airport Blvd., Austin, Texas                           78752
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

                          COMMON STOCK, $0.01 PAR VALUE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on May 31, 2001 as reported on the Nasdaq National Market, was approximately $30.9 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock.)

As of June 19, 2001, the registrant had 15,370,370 outstanding shares of Common Stock, net of 405,500 shares of Treasury Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                  HOOVER'S INC.
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                PAGE
PART I.

Item 1:           Business....................................................................    2

ITEM 2:           Properties..................................................................   19

ITEM 3:           Legal Proceedings...........................................................   19

ITEM 4:           Submission of Matters to a Vote of Securities Holders.......................   19

PART II.

ITEM 5:           Market for the Registrant's Common Equity and

                    Related Stockholder Matters...............................................   20

ITEM 6:           Selected Financial Data.....................................................   20

ITEM 7:           Management's Discussion and Analysis of Financial Condition and

                    Results of Operations.....................................................   21

ITEM 7A:          Quantitative and Qualitative Disclosures About Market Risk .................   29

ITEM 8:           Financial Statements and Supplementary Data.................................   29

ITEM 9:           Changes In and Disagreements with Accountants and Accounting

                    and Financial Disclosure..................................................   31

PART III.

Item 10:          Directors and Executive Officers of the Registrant..........................   32

Item 11:          Executive Compensation......................................................   32

Item 12:          Security Ownership of Certain Beneficial Owners and Management..............   32

Item 13:          Certain Relationships and Related Transactions..............................   32

PART IV.

Item 14:          Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   33

                                     PART I.

ITEM 1:  BUSINESS

         In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, such as statements concerning: growth and future operating results; volatility of our stock price; developments in our markets and strategic focus; new and enhanced products and services; potential acquisitions and the integration of acquired businesses; products and technologies; continued growth and use of the Internet; strategic relationships; competition; management; and future economic, business and regulatory conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results" in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein. Web addresses of the Websites that we operate are provided for reference purposes only and the information on such sites is not incorporated within this report for any purpose.

         In this Annual Report on Form 10-K, the words "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "intends" or the negative of these terms or other comparable terminology identify forward-looking expressions.

OVERVIEW

         At Hoover's, Inc. ("Hoover's"; Nasdaq: HOOV) we publish information about companies, industries, and their leaders for an audience of businesspeople to help them get their jobs done. We operate Hoover's Online ("HOL"), located at http://www.hoovers.com, an online information resource for businesspeople, as well as five additional sites addressing the needs of businesspeople in France, Germany, Italy, Spain and the U.K., through our London-based subsidiary, Hoover's Online Europe Limited ("HEU"). We also operate Hoover's Media Technologies, Inc. ("HMT"), a content aggregator and application services developer that was formed from our acquisition of the former Powerize.com, Inc. ("Powerize") on August 1, 2000. HMT is a wholly owned subsidiary of Hoover's, Inc. We also license our information to third parties and publish books and CD-ROMs.

         Our core asset is a proprietary database of authoritative and useful business information regarding what we believe to be the world's largest, most influential and fastest-growing companies and industries and the people who lead them. Our database, combined with third-party business information, news, a collection of selected links to third-party information and product information, as well as business travel, personal finance and career tools, helps business people answer their questions and get their jobs done.

         Our proprietary editorial content is a recognized source of engagingly written and useful information on over 17,000 public and private enterprises worldwide and more than 300 industries. We have a staff of approximately 100 researchers, writers, editors and online producers dedicated exclusively to creating and publishing Hoover's database of business information. We believe that we have one of the largest online databases of company-specific information measured in terms of both breadth and depth of coverage, and we continually expand and update our database. Our database is complemented by third-party company databases, including Dun & Bradstreet, Harris InfoSource, infoUSA.com, Market Location, Media General Financial Services, Mergent FIS and NewsEdge which allow our users to access information on a greater number of companies. We also provide information on initial public offerings through an online resource called IPO Central (located within HOL and at www.ipocentral.com), collections of industry information and links, executive biographical information, and feature stories, news, career information, personal finance information, SEC documents as well as access to various research reports through our online Hoover's Information Marketplace. Additionally, we offer proprietary searching and sorting tools, as well as personal alert tools to make our information more useful to businesspeople.

         HOL provides millions of businesspeople with timely and reliable proprietary and aggregated information and technology based research tools, which allow them to get answers to their questions and make informed decisions. Our online business information service provides tiered free and for-pay access. Advertising supports free access, while our subscription service has attracted 285,000 paying subscribers representing individuals, as well as paid seats from 5,973 enterprise accounts. We also provide an e-commerce marketplace in which both our free and for-pay users can purchase business information, products and services.

         HOL provides high-quality, proprietary business information via the Internet and hand-held Web-enabled devices, such as personal digital assistants and mobile telephones, to the businessperson who seeks answers to specific business-related questions about companies, industries and the people who lead them. Our customers use our information for their professional endeavors, including lead generation and qualification, financial and competitive research, as well as for their personal activities, including career development and personal investment. We believe we provide our advertisers with a large, demographically desirable business audience, who, as a group, are affluent, highly educated and willing to conduct business over the Internet. HEU leverages Hoover's proprietary information database and technology, aggregated with country specific content, to deliver similar business information to our European users in English and their native languages. HMT develops products for Hoover's and also licenses Hoover's database of proprietary company information to third parties such as Bloomberg, Dow Jones, LEXIS-NEXIS, Microsoft Network, and Reuters.

         We generate revenues from the following sources:

               o    Individual and enterprise subscriptions;

               o    Advertising and e-commerce;

               o Licensing and syndication of our editorial content and tools; and

               o Sales of our proprietary company information in both CD-ROM and print.

         We believe that we were among the first companies to deploy a tiered pricing model on the Internet: advertising-supported free information, paid subscriptions for in-depth information, and pay-per-view e-commerce for specialized information in an online environment. Additionally, we receive licensing and syndication revenues from third parties for use of our content and tools. HOL attracted between 2.5 and 3.2 million unique visitors during each of the quarters in the fiscal year ended March 31, 2001.

INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

         Providing information, tools and the opportunity to purchase research products and other products to businesspeople over the Internet represents a large and growing market opportunity. Growth in this market is being driven by increased Internet usage by businesspeople and the companies for which they work.

               o Forrester Research, a research firm that analyzes technology changes and its impact on businesses, consumers and society, in its report "The New Business Portals," estimates that by 2004, businesses will be providing Internet access to approximately 200 million workers worldwide.

               o Companies and businesspeople are increasingly recognizing that productivity and competitiveness depend on access to timely and reliable online information about customers, competitors, executives, products, industries, business trends, breaking news and market data. Business organizations continue to invest heavily in online and Internet connectivity and networked computing infrastructures to manage internal information. They now are seeking to leverage these infrastructures to access, distribute and manage the large amounts of external business information needed by their workforces, customers, and business partners. We believe that as enterprise information requirements are reaching unprecedented levels, organizations and individual businesspeople are willing to pay for business information that gives them a competitive edge.

STRATEGY

         We strive to help businesspeople around the world get their jobs done by answering their questions. We also want to make our customers aware of relevant current news about companies, industries and their leaders. We use our proprietary information and third-party aggregated information, combined with proprietary and third-party technology to support decisions and enable online actions. Our editorial staff provides our core proprietary information that we believe is trusted by our customers. We sell both directly to businesspeople and to the companies for which they work, using the Internet and telesales as our primary marketing and selling mechanisms.

         Our tactics involve reaching and serving a large and affluent online business audience. We work with key partners such as America Online, FORTUNE, Financial Times and Yahoo!, among others, to increase the number of businesspeople we reach. We use online subscription solutions and our telesales force to keep our sales cost low for our subscriptions. We target small and medium-sized businesses, as well as work groups within large companies as our primary audience. Increasingly, we also serve significant numbers of employees on an enterprise-wide basis at large companies, including Andersen Worldwide, General Motors, Oracle, Sprint and Wal-Mart, among others.

         To further extend our audience reach, we have developed a number of new initiatives during the past year. We have incorporated the ability to access Hoover's information from enterprise information portal ("EIP") software developed by IBM, Microsoft, Oracle, SAP and others. To further meet the needs of businesspeople worldwide, we may pursue acquisitions of, and strategic relationships with, companies with complementary services and technologies and expand our information and services.

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

HOOVER'S ONLINE

         Hoover's Online combines free and subscription information and e-commerce opportunities. Hoover's proprietary information is interwoven throughout the service and advertising and sponsorship opportunities appear throughout.

         At the core of Hoover's Online is our proprietary database of company and industry information. We cover 300 industries and approximately 17,000 companies. The service also contains information on enterprises from third-party sources such as Dun & Bradstreet, Harris InfoSource, infoUSA, Market Location, Media General Financial Services, Mergent FIS and NewsEdge.

         During the year we expanded and relaunched Hoover's Online - United Kingdom (http://www.hoovers.com/uk/), which focuses on the needs of the British businessperson. The site features free company overviews of non-U.S. entities, currency conversion tools for financial data, industry information, news geared for the UK market and a directory of editorially selected links to what we believe are the best global business Web sites.

         During the fourth quarter of the fiscal year we launched new company information sites using content and technology from our existing operations. These sites were launched in the native languages of:

              o   France (http://www.hoovers.com/fr/),

              o   Germany (http://www.hoovers.com/de/),

              o   Italy ( http://www.hoovers.com/it/), and

              o   Spain (http://www.hoovers.com/es/).

These sites are designed to reach businesspeople in each respective country with relevant company information and news. All the sites share the same business model of deriving revenues from subscriptions, advertising and e-commerce.

HOOVER'S ONLINE PREMIUM CONTENT, SERVICES & TOOLS

         Hoover's premium content, services and tools are available from all the Web sites through access to the global subscription service hosted on HOL. We continue to add premium content, services and tools geared toward our paying subscribers. During the year we expanded the number of companies in our database, primarily focusing on non-U.S. companies.

         Included in the premium content is in-depth coverage of companies, including the Hoover's Company Profile, which includes a strategic overview, history, news links, expanded list of officers, product and operations information, segment data, and a comprehensive list of key competitors. Our subscribers also have access to various in-depth and historical financial reports on other selected companies. These reports include detailed and historical financial statements, employment information and market and other comparison data.

         Advanced Search is our search and sort engine that allows our subscribers to compile lists of companies using any combination of the following categories: industry, location, sales, sales growth, employee number, employee growth and company type, among others.

         We currently offer additional premium content, features and tools for enterprise-wide subscribers, such as detailed and downloadable financial information and advanced search tools, such as our Competitive Landscape tool that allows subscribers to compare a company to its top three competitors on a variety of financial and operational criteria. In addition, enterprise subscribers receive additional profile printing capabilities and certain limited redistribution rights not available to individual subscribers.

SALES & MARKETING

HOOVER'S BUSINESS MODEL

         We publish proprietary and aggregated content, combined with tools and technology to attract our business audience. That audience generates subscriptions, advertising and e-commerce revenues. We also license various content and tools to third parties to generate licensing and syndication revenues. Our proprietary information on companies and industries serves as the core for our books and CD-ROMs.

SUBSCRIBERS

         Our subscribers are primarily businesspeople. We attract individual subscribers primarily through our online offering of free business information, including our proprietary database of company information.

         Individual subscriptions currently cost either $29.95 a month or $199.95 annually, except as periodically discounted. Individuals subscribe by completing the online form using their credit cards or by sending their completed subscription form and payment information to our customer support staff either by e-mail or facsimile.

         Enterprise subscriptions are sold primarily to companies, but also include public and academic libraries. These are sold on a multiple seat basis and include features not available to our individual subscribers. We publish subscription prices for groups ranging from five to 1,000 people. We have larger accounts, for which the pricing was specifically negotiated, based on a variety of factors, such as number of users and product delivery options.

         Our inside sales force, located in Austin, Texas, pursues enterprise accounts with telesales efforts, from leads generated from visitors to Hoover's Online and direct marketing programs.

ADVERTISING AND E-COMMERCE

         We offer a variety of advertising products such as customized packages of different sized advertisements - including placement packages, sponsorships, standard banners and buttons, large units containing interactive advertisements, newsletter integration and direct e-mail. Advertisements can be delivered throughout Hoover's Online or within a narrow, more targeted area within the site. Pricing for advertising programs varies depending on size of the units and the level of integration. Banners and button advertisements that are sold as stand-alone products are generally sold under short-term insertion orders based on a price per thousand impressions served. Other advertising arrangements are customized.

         We generate e-commerce revenues from advertisers or sponsors that pay a percentage of sales directly generated by their placement on Hoover's Online as well as placement or other fees for integration of the advertiser's offer within Hoover's Online. Generally, our e-commerce contracts have a term of one year, although a few of the contracts have three- to six-month terms.

         Our advertising and e-commerce sales force consists of account executives and sales support staff. Our account executives handle high-level relationships with clients and advertising agencies. We maintain advertising and e-commerce sales offices in New York City, San Francisco and London.

LICENSING AND SYNDICATION

         We license and syndicate portions of our proprietary database and certain tools to third parties for redistribution. Our customers range from traditional online service providers such as Dow Jones and LEXIS-NEXIS, to other Web sites, such as CNBC.com and Microsoft Network. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License and syndication fees are based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals.

CD-ROM  AND PRINT

         We continue to publish CD-ROMs and reference books containing information from our database of company information and from third parties for direct sale to end-user customers as well as third-party distributors. We produce these products annually and sell them directly to libraries, companies and individuals through traditional direct marketing techniques, including the production and mailing of catalogs, postcards and other direct mail pieces and promotion on Hoover's Online. We also sell books published by other organizations.

MARKETING RELATIONSHIPS

         We have relationships with frequently visited and well-known Web sites in order to expand our audience. For many of these relationships, we build customized versions of our company capsules that are co-branded and integrated into these third-party Web sites. A customized, co-branded company capsule may feature links to portions of the other Web site as well as links back to our Web site for additional information. By incorporating links back to Hoover's Online and subscription promotions, we can introduce our information to a broader audience while displaying our free advertising-supported company information within the context of the partner's Web site. Our marketing relationships are important for increasing our brand awareness and attracting new visitors and subscribers to our Web site. We will continue to pursue relationships that increase the value of our brand name and introduce new audiences to our information.

         Examples of marketing relationships include those with America Online, FORTUNE, Financial Times, and Yahoo! We believe that marketing relationships of this type are important to our continued growth and to increase our exposure to our target audience. We intend to continue pursuing additional marketing relationships.

CONTENT PROVIDERS

         We utilize third-party content providers in our product offerings and services. We require our content providers to maintain standards for quality, timeliness and customer service similar to our own high standards. When we find complementary content from a qualified source, we enter into agreements that allow us to integrate that content tightly into our products. Our goal is to provide the best collection of information in context and tools for our visitors and subscribers.

         For more than six years, we have contracted with Media General Financial Services ("MGFS") to publish and redistribute their company financial data as part of our company information database. MGFS is a subsidiary of one of our major stockholders, Media General, Inc.

COMPETITION

         Many Web sites compete for the attention and spending of businesspeople and advertisers, particularly in the business information area. We expect this competition to continue to increase. We compete for subscribers, visitors, advertisers and content providers with many types of companies and services, such as:

               o business information aggregators, such as Dialog, Factiva, LEXIS-NEXIS, NewsEdge and OneSource;

               o Web sites focused on subscription business models, such as The Wall Street Journal Interactive Edition;

               o providers of company information, such as Dun & Bradstreet, MarketGuide (a division of Multex) and Standard & Poor's;

               o providers of proprietary business information, such as Bloomberg Business News, Dow Jones and Reuters News Service;

               o free Web-based business information providers, such as Netscape and Yahoo!; and

               o other Web sites with a business orientation, such as Business.com and Office.com.

         We compete with a number of organizations with which we have business relationships, such as Bloomberg, Dow Jones, LEXIS-NEXIS, Multex, Reuters, and Yahoo!

         Our ability to compete depends on many factors, including:

               o the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors;

               o    the cost of our services compared to our competitors;

               o the ease of use of services developed either by us or our competitors;

               o    the usefulness of our tools;

               o the attractiveness of the demographic characteristics of our audience; and

               o    the effectiveness of our sales and marketing efforts.

CUSTOMER SERVICE & SUPPORT

         We provide customer service and support in response to inquiries from customers, who contact us primarily by e-mail and phone. The customer support staff is available by phone and e-mail. We provide a toll-free telephone line for customer orders. We believe that providing a high level of customer support is necessary to retain our current customers and to acquire new ones.

WEB SITE TECHNOLOGY AND OPERATIONS

         We are currently running our core service on Sun enterprise-class servers. We use Oracle for our database engine, and Vignette for both management and content delivery applications. We use Oracle's Context Search Engine for our internal applications, and a combination of Inktomi's Ultraseek search software and our custom CGIs for performing searches on the Web site. Quest's database replication software is used to move data from our content management system to our content delivery system. Access and subscription control is handled by eRights, a product of eMeta. Our systems include daily back-ups, and redundant devices for all mission critical systems.

         Hoover's Online utilizes hosting facilities, by FourthStage Technologies Inc., (formerly Aperian), located in Austin Texas. FourthStage Technologies provides comprehensive technical facilities management, including continuous monitoring services, multiple high-volume access lines to the Internet, uninterrupted power supplies, generators, physical security, and protection from disaster.

GOVERNMENT REGULATION

         We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to commercial online services or the Internet. However, due to increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. These laws and regulations may cover issues that include, for example, user privacy, pricing and characteristics, and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues that include, for example, property ownership, libel and personal privacy, is uncertain and could expose us to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business, results of operations and financial condition. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels.

         As our services are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or on the Web sites of others or prosecute us for violations of their laws. We cannot assure you that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

INTELLECTUAL PROPERTY

         Our proprietary database of company information is copyrighted. To protect our rights to intellectual property, we rely on a combination of copyright law, trademark, trade secret protection, confidentiality agreements and other contractual arrangements with our customers and strategic partners.

The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered a number of our trademarks in the United States, and we have pending U.S. applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially and adversely affect our business, results of operations and financial condition. We incorporate licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by another third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. The loss or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new services.

EMPLOYEES

         As of March 31, 2001, we employed a staff of 287 employees (including 268 full-time and 19 part-time employees). In addition, we employ freelance business writers and editors. As we introduce more products, we may hire more personnel, particularly in the sales area. None of our current employees are represented by a labor union. We believe that our relationships with our employees are good. There is competition for qualified personnel in our industry.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND CANNOT ENSURE THAT WE WILL ATTAIN PROFITABILITY.

         We have incurred a net loss for each fiscal year since our inception, including a net loss of $37.1 million for the year ended March 31, 2001. At March 31, 2001, we had an accumulated deficit of $55.1 million. We anticipate decreasing our losses with higher revenues and have taken steps to reduce operating expenses in an effort to achieve positive results. We may make further investments to enhance Hoover's Online, expand in Europe and continue product development efforts for HMT. However, if our revenues do not increase or if we continue to spend a disproportionate share of our revenue for operating costs, we may not achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS THAT MAY NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

         Our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These include the following factors, which are generally outside of our control:

               o seasonal trends relating to subscriber usage of our services;

               o the demand for advertising and seasonal trends relating to advertising spending, particularly on the Internet;

               o the extent to which we experience increased competition in the markets for business information and advertising to a business audience, and

               o economic conditions specific to the online publishing industry, as well as general economic and market conditions.

         Other factors that cause our quarterly operating results to fluctuate significantly, which are at least partially under our control, include:

               o    the rate of new subscriber acquisitions;

               o the timing and effectiveness of our marketing efforts to acquire visitors and subscribers and to promote our brand;

               o the timing and effectiveness of any co-branding arrangements or other strategic alliances into which we enter;

               o expenses related to upgrading our computer systems and related infrastructure; and

               o    changes in our operating expenses.

         In addition, some of our operating expenses are relatively fixed in the short term. As a result, we may be unable to reduce our expenses quickly enough to offset any unexpected revenue shortfall, which could have a material adverse effect on our business, operating results and financial condition.

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

OUR FAILURE TO SIGNIFICANTLY INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBERS WOULD ADVERSELY AFFECT OUR BUSINESS.

         Our future success is highly dependent on attracting companies and businesspeople who are willing to pay money to subscribe to online business information services. We believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services help attract or retain visitors and subscribers. If the market for individual and companywide subscription-based online business information services develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

         We also believe that our long-term success depends on our ability to retain a substantial portion of our existing subscribers. We continue to invest significant resources in our database, tools, customer experience, network infrastructure and customer and technical support capabilities. We cannot be certain that these investments will maintain or improve subscriber retention. In addition, as Internet subscribers are offered competing information products and services they may discontinue or limit their use of our Web site. Any loss of significant numbers of subscribers would have a material adverse effect on our business, operating results and financial condition.

WE ARE DEVELOPING AND ENHANCING OUR SERVICES, FEATURES AND PRODUCTS, WHICH MAY NOT BE ATTRACTIVE TO OUR EXISTING AUDIENCE AND CUSTOMERS, AND MAY NOT INCREASE OUR AUDIENCE OR ATTRACT NEW CUSTOMERS.

         We continue to expand content and tools offered on Hoover's Online, as well as for licensing and syndication to other Web sites, corporate intranets and enterprise information portals. Management will continue to spend a significant amount of time and resources developing these and other potentially new online services and tools. We intend to use our marketing activities in order to publicize our new and enhanced offerings and to attract new visitors to Hoover's Online and new customers for HMT products. However, the increase in marketing expenditures and activities may not continue to attract additional visitors and customers or may fail to attract visitors and customers who enjoy our content and service offerings. Our business, operating results and financial condition will be adversely affected if we experience difficulties in introducing new and enhanced services and tools or if new or existing visitors and customers do not accept these services and tools.

CONTINUED DETERIORATION OF THE MARKET FOR ADVERTISING, PARTICULARLY ONLINE ADVERTISING, AS WELL AS OUR FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING AND E-COMMERCE ENVIRONMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

         In recent quarters, the markets for various types of advertising have experienced significant decreases in their rates of growth and, in some cases, absolute declines. Some question the short-term future of online advertising. If this trend continues, our revenues from Internet advertising could be materially adversely affected. Advertising and e-commerce continues to be a significant percentage of our revenues upon which we depend and if advertisers perceive the online medium in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, and radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards continue to evolve to measure the effectiveness of online advertising on the Internet. If widely accepted standards do not emerge, existing advertisers may discontinue or decrease their Internet advertising. If standards emerge and we are unable to offer advertisers effective advertising options as measured by the standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise significantly online. Our business, operating results and financial condition would be materially and adversely affected if the market for Internet advertising declines or develops more slowly than expected.

         Different pricing models are used to sell advertising online. Prevalent pricing models consist of cost per click-through, cost per thousand impressions, cost per placement and e-commerce or transaction share. If our base audience decreases, we may have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we do not attract a sufficiently large audience willing to purchase from our advertisers, our revenues generated from advertisements sold under this model will decrease. In addition, there has been an increased emphasis on performance-based advertising where pricing is based on the ability to deliver highly targeted advertising to specific demographic groups. We cannot assure you that we will able to effectively deploy the necessary technology or deliver appropriate inventory to produce competitive targeted advertising in a competitive environment. Failure to do so could have a material adverse effect on our ability to compete in the Internet advertising market.

         It is difficult to predict which advertising pricing models, if any, will emerge as industry standards. This uncertainty makes it difficult to project our future advertising rates and revenues. We cannot assure you that we will be successful under alternative pricing models that may emerge. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of Internet advertising, which would materially adversely affect our advertising revenues.

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

WE DEPEND ON BRAND AWARENESS TO GROW OUR BUSINESS.

         The future success of Hoover's will depend, in part, on our ability to increase our brand awareness. In order to build brand awareness and increase traffic to our Web site, we must succeed in our marketing efforts and provide high-quality services. Our ability to increase advertising and subscription revenues from our Web site will depend in part on the success of our marketing campaigns and our ability to increase the number of visitors and subscribers to our Web site. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness and traffic to our Web site, our business, operating results and financial condition would be materially and adversely affected.

WE ARE DEPENDENT ON OUR MARKETING RELATIONSHIPS AND OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE WERE TO LOSE OUR EXISTING RELATIONSHIPS OR FAIL TO GAIN ADDITIONAL STRATEGIC RELATIONSHIPS.

         To expand our audience, we have entered into relationships to integrate customized versions of our company information into frequently visited and well-known Web sites, such as America Online, Fortune, Financial Times and Yahoo!. These relationships may also provide links back to Hoover's Online. The success of each of our marketing relationships depends on the amount of increased viewer traffic we receive from that organization's Web site. These relationships may not generate the number of new viewers that we expect. Termination of our marketing relationships may decrease our brand awareness resulting in a fewer number of visitors to our Web site, which may adversely affect our revenues.


GENERAL ECONOMIC CONDITIONS MAY NEGATIVELY IMPACT OUR OPERATIONS.

         A broad-based recession can cause business and individual customers to delay or forego entirely investments in value-added business information products such as ours. Similarly, companies often drastically reduce advertising expenditures in anticipation of an economic downturn. Thus, a recession in the United States may have a material adverse effect on each of our revenue streams. A general slow down in the economy can cause business to reduce discretionary spending in areas such as advertising and with business information providers as well as create greater risk of business failure among existing customers. We have experienced these effects in the last several quarters as a result of the recent slow down in the U.S. economy.

INCREASED COMPETITION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         The market for business information in general and for the online services and tools offered on Hoover's Online and through HMT in particular is highly competitive. Many Web sites and business information providers compete for the attention and spending of businesspeople and advertisers. We expect this competition to continue to increase. We compete for subscribers, visitors, licensing and syndication customers, advertisers, and content providers with many types of companies, such as:

               o subscription business information aggregators, such as Dialog, Factiva, LEXIS-NEXIS and OneSource;

               o Web sites focused on business, such as The Wall Street Journal Interactive Edition;

               o providers of company information, such as Dun & Bradstreet, Market Guide (a division of Multex) and Standard & Poor's;

               o providers of proprietary business information, such as Bloomberg Business News, Dow Jones and Reuters News Service;

               o free Web based business information providers such as Netscape and Yahoo!;

               o other Web sites with a business orientation such as Business.com and Office.com.

         We also compete with a number of organizations with which we have other business relationships, including AOL Time Warner, Bloomberg, Dow Jones, LEXIS-NEXIS, Microsoft Network, Multex, Reuters and Yahoo!. We form strategic relationships with these organizations in order to increase the size of our audience by introducing Hoover's Online to a greater number of people. Hoover's information is valued by these organizations and is licensed to them. If these entities view us as a substantial competitive threat, they may not renew any strategic relationship agreements currently in place and our audience may decrease.

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

OUR FUTURE SUCCESS DEPENDS ON OUR EDITORIAL STAFF.

         We depend upon the efforts of our writers, researchers and other editorial staff to produce original, timely, comprehensive and trustworthy content. There is competition for these personnel, and we may not be able to retain existing or attract additional highly qualified staff in the future. If we lose the services of a significant number of our editorial staff or are unable to continue to attract additional qualified staff, our business, operating results and financial condition could be materially adversely affected.

GROWTH IN OUR FUTURE OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

         We have experienced growth in our operations and are currently engaged in new product introductions for Hoover's Intelligence Monitor, and pursuing other growth opportunities. This growth has placed a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing personnel. We will also need to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results and financial condition could be materially adversely affected.

WE ARE DEPENDENT ON OUR KEY CONTENT PROVIDERS AND OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED IF WE WERE TO LOSE AND FAIL TO REPLACE OUR EXISTING SOURCES OF CONTENT.

         A number of organizations provide us with content that we integrate into our products. If our relationships with these content providers were terminated, we would have to eliminate their information from our products and services. We may also need to locate alternate content providers and integrate their information into our products and services. Extracting previously integrated information, locating a new provider and integrating its information may take time and may interrupt the provision of affected services. We cannot assure you that we would be able to replace the content we currently receive from our content providers in a timely manner, which could have a material adverse effect on out operating results from failure to retain existing subscribers and advertisers or attract new subscribers and advertisers.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

         We may acquire or make further investments in complementary businesses, products and technologies. Future acquisitions and investments are subject to the following risks:

               o acquisitions may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

               o we may not be able to integrate successfully the services, content, products and personnel of any acquisition into our operations;

               o we may be required to incur debt or issue debt or equity securities, which may be dilutive to existing stockholders, to pay for acquisitions. We also may be required to assume debt or contingent liabilities, amortize goodwill and other intangibles or write off in-process research and development and other acquisition-related expenses; and

               o we may not derive the intended benefits of any acquisition and we may lose all or some portion of our entire investment.

EXPANSION INTO INTERNATIONAL MARKETS IN WHICH WE HAVE LIMITED EXPERIENCE COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND NEGATIVELY IMPACT POTENTIAL PROFITABILITY.

         We currently have a European operation in London which focuses on reaching non-U.S.-based customers with native language versions of Hoover's Online. To date, we have only limited experience in developing localized versions of our products, and marketing and operating our products and services internationally.

         In a number of international markets, especially those in Europe, we may face substantial competition. Foreign providers of competing online business information services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically are slower than domestic markets in adopting online advertising and commerce.

         In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, which may include:

               - trade barriers and unexpected changes in regulatory requirements;

               - difficulties in developing, staffing and simultaneously managing a large number of unique foreign operations as a result of distance and language and cultural differences;

               -    higher costs of doing business in foreign countries;

               -    longer payment cycles;

               -    currency exchange rate fluctuations;

               -    political instability and export restrictions;

               -    seasonal reductions in business activity;

               - risks related to government regulation, including those more fully described below; and

               -    potentially adverse tax consequences.

         One or more of these factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.


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

         Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We have also experienced minor interruptions due to software bugs and upgrades and disk-drive failures. These minor interruptions temporarily limited the capacity of our current technology infrastructure and resulted in increased calls to our customer service personnel. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We currently do not have complete redundancy and we do not have alternative providers of hosting services that are available on short-term notice, nor do we have plans to do so in the near-term. We are still developing a formal disaster recovery plan. We cannot assure you that any plan we adopt will be sufficient. We may not carry sufficient business interruption insurance to compensate for losses that could occur.

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

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

         Our future success will depend, in substantial part, on the continued service of our senior management, particularly Patrick J. Spain, our Chairman of the Board, and Jeffrey R. Tarr, our Chief Executive Officer and President. Following the completion of this fiscal year, the Company entered into employment agreements with these individuals, but such individuals may terminate their employment with the Company upon 30 days' prior written notice pursuant to the terms of these agreements. No other member of our senior management has entered into an employment agreement with us, other than agreements providing for limited severance payments in the event of termination. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified sales, technical, customer support, financial and accounting and managerial personnel. There is competition for these qualified personnel, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we may continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

         As of March 31, 2001, we had 15,431,828 shares of common stock outstanding, excluding 3,200,601 shares subject to options outstanding as of such date under our stock option plans. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Various holders of our common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock. Future sales of our common stock may depress our stock price and might make it more difficult for us to sell equity securities in the future at a time and price that we otherwise might deem appropriate.

WE DEPEND ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE
INTERNET.

         The online information market is rapidly evolving. Our business would be materially adversely affected if online usage does not continue to grow or grows more slowly than anticipated.

         Online usage may be inhibited for a number of reasons, including:

               -    inadequate network infrastructure;

               -    security concerns;

               -    inconsistent quality of service; and

               - unavailability of cost-effective, high-speed access to the Internet.

         Our audience depends on Internet Service Providers, online service providers, corporate networks, and other Web site operators for access to our Web site. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failure unrelated to our systems. These occurrences could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

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

         Web sites typically place information known as cookies on a user's hard drive without the user's knowledge or consent. Web sites use cookies for a variety of reasons. This technology enables our subscribers to access our premium services without entering their password upon each visit. Additionally, it allows us to limit the frequency with which a viewer is shown a particular advertisement. Any reduction or limitation in the use of cookies could adversely affect our ability to target advertising effectively. Commonly used Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The use of cookies may become more restrictive in certain non-U.S. markets, which could impact the rate or success of expansion into those markets.

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

ITEM 2:  PROPERTIES

         As of May 14, 2001, our corporate headquarters is located in Austin, Texas, at 5800 Airport Blvd., where we occupy 59,439 square feet, with a commitment by Hoover's to expand to 77,735 square feet within the next year, under a lease that expires in April 2011. We also lease a 3,500-square-foot office in New York at 4 West 58th Street in Manhattan and 1,725 square feet in San Francisco, California, at 605 Market Street. We also lease through our HEU subsidiary, 1,675 square feet in London, U.K., at 5 Lambton Place. We consider our properties to be suitable and adequate for our present needs.

ITEM 3:  LEGAL PROCEEDINGS

         We are currently not a party to any material legal proceedings.



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending March 31, 2001.

                                    PART II.



ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         Our common stock has traded on the Nasdaq National Market under the symbol "HOOV" since July 21, 1999. The following lists the high and low per share sales prices reported on the Nasdaq National Market for our common stock for the periods indicated.

                                                                                      High        Low
                                                                                   ---------------------
    Quarter ended September 30, 1999 (commencing July 21, 1999).................     $33.00       $8.13
    Quarter ended December 31, 1999.............................................     $14.25       $8.75
    Quarter ended March 31, 2000................................................     $13.69       $8.50
    Quarter ended June 30, 2000.................................................     $12.00       $6.50
    Quarter ended September 30, 2000............................................      $8.31       $5.88
    Quarter ended December 31, 2000.............................................      $6.75       $0.56
    Quarter ended March 31, 2001................................................      $4.13       $2.16

         As of June 19, 2001, the registrant had 15,370,370 outstanding shares of Common Stock, net of 405,500 shares of Treasury Stock, held by approximately 7,000 holders of record. We have never declared or paid any cash dividends on our common stock and we presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

         The following table contains our summary financial data, which should be read together with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                                   YEAR ENDED MARCH 31,
                                                                              --------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA               2001         2000          1999          1998          1997
                                                        ----         ----          ----          ----          ----
REVENUES:
--------

Subscriptions                                        $15,033       $8,798        $4,784        $1,464          $301

Advertising and e-commerce                            11,527        6,688           961         1,182           514

Licensing                                              3,055        2,027         1,980         1,233           891

CD-ROM and print                                       1,196        1,560         1,637         1,591         2,254

                                                 ------------ ------------ ------------- ------------- -------------
Total revenues                                        30,811       19,073         9,362         5,470         3,960

Provision for return of print products                   (39)         (53)         (133)         (288)         (600)

                                                 ------------ ------------ ------------- ------------- -------------
Net revenues                                          30,772       19,020         9,229         5,182         3,360

Cost of revenues                                     (13,572)      (8,743)       (5,002)       (3,035)       (2,129)
                                                 ------------ ------------ ------------- ------------- -------------

Gross profit                                          17,200       10,277         4,227         2,147         1,231


EXPENSES:

Product development                                    2,313        1,084           566           391           201

Sales and marketing                                   17,779       12,273         2,184         1,501           865

General and administrative                            18,196        7,035         3,402         2,125         1,038

Impairment of long-lived assets                       15,392           --            --            --            --

Non-cash compensation                                     72        1,702           451            --            --

                                                 ------------ ------------ ------------- ------------- -------------
Total expenses                                        53,752       22,094         6,603         4,017         2,104

                                                 ------------ ------------ ------------- ------------- -------------
Operating loss                                       (36,552)     (11,817)       (2,376)       (1,870)         (873)
Interest income                                        2,555        2,308           177           129             5
Interest expense                                        (122)         (19)          (56)          (47)          (76)
Loss on strategic investments                         (2,995)          --            --            --            --
                                                 ------------ ------------ ------------- ------------- -------------
Net loss                                            ($37,114)     ($9,528)      ($2,255)      ($1,788)        ($944)
                                                 ============ ============ ============= ============= =============
Basic and diluted net loss per share                  ($2.53)      ($0.88)       ($0.42)       ($0.39)       ($0.27)
Shares used in computing basic and diluted net
    loss per share                                14,651,360   10,840,753     5,314,092     4,569,038     3,526,707

DOLLARS IN THOUSANDS                                                            AS OF MARCH 31,
                                                                                ---------------
CONSOLIDATED BALANCE SHEET DATA                       2001          2000           1999          1998          1997
                                                      ----          ----           ----          ----          ----
Cash and Cash Equivalents                           $30,533       $42,881        $7,814        $3,860          $579

Total Assets                                        $51,162       $64,515       $10,076        $5,772        $1,583

Working Capital                                     $23,971       $54,275        $5,705        $3,427          $162

Long-term debt and capital lease
    obligations, less current portion                   $31           $38          $168          $172           $79

Total stockholders equity                           $39,625       $57,946        $6,760        $3,995          $606

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

AFFECT FUTURE RESULTS" IN ITEM 1 OF THIS FORM 10-K AS WELL AS THOSE CAUTIONARY STATEMENTS AND OTHER FACTORS SET FORTH ELSEWHERE HEREIN.

OVERVIEW

         At Hoover's, Inc. ("Hoover's"; Nasdaq: HOOV) we publish information about companies, industries, and their leaders for an audience of businesspeople to help them get their jobs done. We operate Hoover's Online ("HOL"), located at http://www.hoovers.com, an online information resource for businesspeople, as well as five additional sites addressing the needs of businesspeople in France, Germany, Italy, Spain and the U.K., through our London-based subsidiary, Hoover's Online Europe Limited ("HEU"). We also operate Hoover's Media Technologies, Inc. ("HMT"), a content aggregator and application services developer that was formed from our acquisition of the former Powerize.com, Inc. ("Powerize") on August 1, 2000. HMT is a wholly owned subsidiary of Hoover's, Inc. We also license our information to third parties and publish books and CD-ROMs.

         Our core asset is a proprietary database of authoritative and useful business information regarding what we believe to be the world's largest, most influential and fastest-growing companies and industries and the people who lead them. Our database, combined with third-party business information, news, a collection of selected links to third-party information, and product information, , as well as business travel, personal finance and career tools, helps business people answer their questions and get their jobs done.

         Our proprietary editorial content is a recognized source of engagingly written and useful information on over 17,000 public and private enterprises worldwide and over 300 industries. We have a staff of approximately 100 researchers, writers, editors and online producers dedicated exclusively to creating and publishing Hoover's database of business information. We have one of the largest online databases of company-specific information measured in terms of both breadth and depth of coverage, and we continually expand and update our database. Our database is complemented by third-party company databases, including Dun & Bradstreet, Harris InfoSource, infoUSA.com, Market Location, Mergent FIS and NewsEdge which allow our users to access information on a greater number of companies. We also provide information on initial public offerings through IPO Central, collections of industry information and links, executive biographical information, and feature stories, news, career information, personal finance information, SEC documents as well as access to various research reports through our online purchasing centers. Additionally, we offer our branded searching, sorting and personal alert tools to make our information more useful to businesspeople.

         HOL provides millions of businesspeople with timely and reliable proprietary and aggregated information and technology based research tools, which allow them to get answers to their questions and make informed decisions. Our online business information service provides tiered free and for-pay access. Advertising supports free access, while our subscription service has attracted 285,000 paying subscribers representing individuals and paid seats from 5,973 enterprise accounts. We also provide an e-commerce marketplace in which both our free and for-pay users can purchase business information, products and services.

         HOL provides high-quality, proprietary business information via the Internet and hand-held Web-enabled devices, such as personal digital assistants and mobile telephones, to the businessperson who seeks answers to specific business-related questions about companies, industries and the people who lead them. Visitors to our Web site use our information for their professional endeavors, including lead generation and qualification, financial and competitive research, as well as for their personal activities, including career development and personal investment. We believe we provide our advertisers with a large, demographically desirable business audience, who, as a group, are affluent, highly educated and willing to conduct business over the Internet. HEU leverages Hoover's proprietary information database and technology, aggregated with country specific content, to deliver similar business information to our European users in English and their native languages. HMT develops products for Hoover's and also licenses Hoover's database of proprietary company information to third parties such as Bloomberg, Dow Jones, LEXIS-NEXIS, Microsoft Network, and Reuters.

         We generate revenues from the following sources:

               o    Individual and enterprise subscriptions:

               o    Advertising and e-commerce;

               o Licensing and syndication of our editorial content and tools; and

               o Sales of our proprietary company information in both CD-ROM and print.

         We believe that we were among the first companies to deploy a tiered pricing model: advertising-supported free information on the Internet; paid subscriptions for in-depth information, and pay-per-view e-commerce for specialized information in an online environment. Additionally, we receive licensing and syndication revenues from third parties for use of our content and tools. HOL attracted between 2.5 - 3.2 million unique visitors during each of the quarters in the fiscal year ended March 31, 2001.

SUBSCRIPTIONS

         We derive revenues from individual and enterprise subscriptions. Individual subscriptions are currently sold directly on our Web site for $29.95 per month or $199.95 per year. We periodically offer pricing discounts and promotions to new subscribers in order to introduce our product and services. These offers usually run for a short duration. We also offer annual enterprise subscriptions ranging from $1,750 for five seats to $45,000 for 1,000 seats per year. In addition, larger enterprise subscriptions are sold using a negotiated price, based on the estimated number of active seats. We recognize subscription revenues on a monthly basis, and we record annual individual and enterprise subscriptions as deferred revenues, which are amortized into revenues over the term of the subscription.

ADVERTISING AND E-COMMERCE

         We derive revenues from the sale of banner and button advertisements, sponsorships, and e-commerce opportunities on our Web site. Advertisement and sponsorship prices are based on a price per thousand impressions or a fixed monthly fee. Some advertising arrangements have customized pricing based on the level of integration and other variables. Revenues are recognized either as the impressions are delivered or ratably over the contract period, provided that no significant obligations remain. We also derive e-commerce revenues from advertisers and other partners that pay either a fee per transaction or a percentage of sales generated directly from their advertisement on our Web site or from their special sponsorship of an area within our Web site.

LICENSING AND SYNDICATION

         Licensing and syndication revenues are composed of our traditional licensing revenues, revenues from our NewsStand product, and revenues from Hoover's Intelligence Monitor ("HIM").

         We have licensed portions of our database since 1991. Our customers range from traditional online service providers, such as Dow Jones and LEXIS-NEXIS, to other Web sites, such as Yahoo! Finance and the Microsoft Network. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License fees are generally based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals. Licensing to these entities remains a key tactic which allows us to reach new customers through expanded channels.

         Since the acquisition of Powerize.com we have operated the Hoover's NewsStand that serves as a distributor for publishers seeking to electronically deliver their publications to Lotus Notes-based technological environments. Publishers using the NewsStand product include BNA, Inc., and Platt's. Revenue from this product has been included in licensing revenue. The outlook for this product is uncertain since we do not consider this to be part of our core business.

         Our new product, HIM, allows customers to access specified information from approximately 7,700 sources, including newspapers and periodicals licensed from Bell and Howell Information and

Learning and approximately 3000 Web sites indexed by Moreover, Inc. Revenues form this product have been insignificant to date and thus the viability of this product is uncertain at the present time.

CD-ROM AND PRINT SALES

         We sell CD-ROMs and print products containing company information. We recognize these revenues when the goods are shipped. For our sale of CD-ROMs and print products, we provide an allowance for returns when the products are shipped.




COSTS AND EXPENSES

         Our cost of revenues includes editorial personnel costs, expenses associated with licensing of third-party content and tools, direct expenses associated with our Web site, such as hosting, and other service fees, any commissions paid to advertising agencies, and technology costs associated with the delivery of advertising impressions and newsletters.

         Our product development expenses include technology personnel costs and related consulting fees. Also included is amortization of previously capitalized product development costs.

         Sales and marketing expenses include sales and marketing personnel costs, including commissions, as well as all marketing, advertising and promotional expenses.

         General and administrative expenses consist of compensation for administrative and executive staff, which we consider to include executive, finance, office network and human resource personnel, as well as fees for professional services, travel, depreciation and general office and occupancy expenses.

         We continue to incur non-cash charges for compensation expense related to the valuation of options and deferral of related compensation expense in the fourth fiscal quarter of 1999, as well as a result of our acquisition of Powerize.com. The deferred compensation will result in non-cash compensation expense over the four-year vesting period of these options.


FISCAL YEAR ENDED MARCH 31, 2001, COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

         REVENUES. Net revenues for fiscal 2001 increased 62% to $30.8 million from $19.0 million for fiscal 2000.

         Subscription revenues increased 71% to $15.0 million for fiscal 2001, from $8.8 million for fiscal 2000. This increase in revenues is due to the increase in the number of subscribers, primarily from enterprise accounts. Total paid subscribers grew 39% to approximately 285,000 as of March 31, 2001, from approximately 206,000 as of March 31, 2000. The growth in traffic to our Web site resulted in an increased number of leads for enterprise accounts. That, combined with an increased number of telesales employees, contributed to the increase in new enterprise subscription accounts during the year. As of March 31, 2001, we had 5,973 enterprise accounts, compared to 2,447 enterprise accounts as of March 31, 2000, representing an increase of 144%.

         Advertising and e-commerce revenues increased 72% to $11.5 million for fiscal 2001, from $6.7 million in fiscal 2000. This was due in part to the growth in page views on Hoover's Online. Total page views for the year were 416 million compared to 248 million for the year ended March 31, 2000, representing an increase of 68%. Our advertising sales office in New York was in place for a full year, compared with a partial year in fiscal 2000, and we opened sales offices in San Francisco and London during the year, which also contributed to the higher revenues.

         Licensing revenues increased 51% to $3.1 million in fiscal 2001, from $2.0 million for fiscal 2000. The increase is due primarily to our acquisition of Powerize.com which resulted in increased revenues from the licensing of our NewsStand product, which totaled approximately $690,000 for the year, as well as higher royalties from certain existing licensing customers. In general, royalty payments are based on use of Hoover's content or other revenue-sharing arrangements.

         Net revenues from CD-ROM and print products decreased 23% to $1.2 million in fiscal 2001, from $1.5 million in fiscal 2000. Decreases were due to a reduced emphasis in this area and a migration of customers to our Web-based services.

         COST OF REVENUES. Cost of revenues for fiscal 2001 increased 55% to $13.6 million, from $8.7 million in fiscal 2000. The increase in cost of revenues was primarily due to an increase in compensation for existing and new editorial personnel, increases in expenses associated with third-party content, increases associated with higher hosting and other technology maintenance costs, and other hosting, newsletter delivery and technology maintenance expenses absorbed as part of our acquisition of Powerize.com. As a percentage of revenues, cost of revenues for the year ended March 31, 2001, was lower, at 44% of revenues, compared to 46% for the comparable period one year ago. This decrease occurred primarily due to increased revenues, and because editorial costs associated with creation and maintenance of the company database are relatively fixed without regard to the level of revenues.

         PRODUCT DEVELOPMENT. Product development expenses for fiscal 2001 increased 113% to $2.3 million, from $1.1 million in fiscal 2000. This increase was due to the hiring of additional programmers and analysts, and to increased amounts paid to outside consultants and designers. Key initiatives in this area included systems to support our e-commerce and catalog functions on the site as well as systems to support our enterprise subscription product.

         SALES AND MARKETING. Sales and marketing expenses for fiscal 2001 increased 45% to $17.7 million, from $12.2 million in fiscal 2000. This increase was due to higher costs associated with sales and marketing personnel, which included additional staff and higher commissions and bonuses associated with higher revenues. In addition, higher expenses associated with advertising, promotions and public relations contributed to the increase.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for fiscal 2001 increased 159% to $18.2 million, from $7.0 million for fiscal 2000. The increase was primarily due to amortization expense associated with goodwill recognized in the Powerize acquisition, an increase in professional fees for professional services, primarily related to investor relations, recruiting, consulting, and legal expenses, consolidation and restructuring costs of $344,000 associated with the closure of our offices in Reston, Virginia, and Linthicum, Maryland. Amortization of goodwill expense increased to $3.4 million in fiscal 2001 from $0 in fiscal 2000, due to the acquisition of Powerize. Salaries of existing executive and administrative staff as well the addition of administrative and finance personnel also increased 111% in fiscal 2001 to $3.9 million, from $1.9 million in fiscal 2000. Depreciation increased 134% in fiscal 2001 to $2.4 million, from $1.0 million in fiscal 2000 due to an increase in capital expenditures. General office expenses increased 62% in fiscal 2001 to $3.0 million, from $1.9 million in fiscal 2000, due to facility expansion in Austin, San Francisco and London, as well as higher occupancy operating costs. Credit card processing fees increased 31% in fiscal 2001 to $326,000, from $249,000 in fiscal 2000, due to a higher number of individual subscription payments.

         NON-CASH COMPENSATION. We continue to incur non-cash charges for compensation expense related to the valuation of options and deferral of related compensation expense in the fourth fiscal quarter of 1999, as well as a result of our acquisition of Powerize.com. The deferred compensation will result in non-cash compensation expense over the four-year vesting period of these options. Non-cash compensation expense for the year ended March 31, 2001, was approximately $72,000, compared to $1.7 million in fiscal 2000. The decrease is due primarily to the reduction in the personnel which gave rise to the initial charge.

         IMPAIRMENT OF GOODWILL AND INTANGIBLES. We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize, now doing business as HMT. The acquisition was completed in August 2000. Since the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of newsletters served by Powerize, the company determined that the value of key assets acquired was impaired. In addition, operational changes, reductions in associated headcount and the closing of our offices in Reston, Virginia, and Linthicum, Maryland contributed to the evaluation of impairment. In reviewing these carrying values for potential impairment, the Company considered, among other things, its best estimate of the future cash inflows expected to result from the use of the asset and its eventual dispositions less the future cash outflows expected to be necessary to obtain those inflows. Growth assumptions related to this cash flow evaluation were consistent with both internal and externally available projections. We recorded an impairment charge of $15.4 million during the quarter to write down the goodwill and other intangibles. We will continue to consider the ongoing recoverability of the remaining goodwill and intangibles. It is reasonably possible that future events, particularly any decisions which might impact the technology underlying our NewsStand product or decisions adversely affecting the future of the Hoover's Intelligence Monitor, will lead us to reduce the carrying amount of these intangible assets further. As of March 31, 2001 the net balance of goodwill and intangibles was $6.3 million.

         IMPAIRMENT OF STRATEGIC INVESTMENTS. During the fiscal year ended March 31, 2000, Hoover's made an equity investment in Intellifact.com to assist in the development of Intellifact.com's vertical Web sites. During the quarter ended June 30, 2000 an additional convertible loan was made to the entity. Intellifact.com's plan was to create global networks of vertical information communities for business professionals and therefore we considered the investment and loan strategic assets. However, Intellifact.com was unable to obtain additional cash investments in order to continue executing their business plan and during the quarter ended December 31, 2000, Intellifact ceased operations and began the liquidation of assets. As a result, we recognized total loss of $995,000 during the year, over the quarters ended December 31, 2000, and March 31, 2001.

         The Company has other strategic minority investments in three private companies, namely 10K Wizard, VercomNet and Vault.com. Given the deterioration of overall stock market valuations, we also reviewed the carrying amount of these investments. We considered publicly traded prices for comparable companies, overall market conditions, the current status of business plans as well as the individual companies' financial conditions and liquidity. We recorded an impairment of $2.0 million as of March 31, 2001. This impairment represented 44% of the carrying balance of the investments. We will continue to analyze these investments for evidence of further impairment in light of overall market conditions that have resulted in lower valuations and economic challenges for private companies and it is reasonably possible that future events will lead us to reduce the carrying value of these investments.

         INTEREST INCOME AND EXPENSE. Interest income for fiscal 2001 increased 11% to $2.6 million, from $2.3 million in fiscal 2000. The increase was due to more aggressive investments made in conjunction with our investment policy. We had an average cash balance for the entire year of $41.9 million compared to $47.1 million for fiscal 2000. Interest expense increased to $122,000 from $19,000 in fiscal 2000 due to interest associated with debt acquired as part of the acquisition of Powerize.

         TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through March 31, 2001. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.


FISCAL YEAR ENDED MARCH 31, 2000, COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         REVENUES. Net revenues for fiscal 2000 increased 106% to $19.0 million from $9.2 million for fiscal 1999.

         Our subscription revenues increased 84% to $8.8 million for fiscal 2000, from $4.8 million for fiscal 1999. This increase in revenues is due to the increase in the number of individual subscribers and enterprise accounts. Total paid subscribers grew 106% to approximately 206,000 as of March 31, 2000, from approximately 100,000 as of March 31, 1999. The growth in the number of individual subscribers, to

46,000 as of March 31, 2000, from 29,000 as of March 31, 1999, was primarily due to increased traffic to our Web site.

         Revenues from advertising and e-commerce increased 596% to $6.7 million for fiscal 2000, from $1.0 million in fiscal 1999. This was due in part to the significant growth in traffic to Hoover's Online. For the last quarter ended March 31, 2000, Hoover's Online attracted approximately 3 million unique visitors, who accounted for approximately 95 million page views, compared to 2 million unique visitors and 31 million page views during the quarter ended March 31, 1999. In addition to the increased number of page views, the redesign of Hoover's Online, which provided more sponsorship areas, and additional advertising sales personnel, supported this increase.

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

         Licensing revenues increased 2% to $2.0 million in fiscal 2000, from $2.0 million for fiscal 1999. Royalty payments are based on use of Hoover's content or other revenue-sharing arrangements and our increase in revenues for the year was due to higher sales by our licensing partners. We expect that over time our customers will access our products primarily through Hoover's Online and therefore our licensing arrangements with third-party proprietary and Web services may decline as a percentage of our total revenues and in absolute dollars.

         Net revenues from CD-ROM and print products decreased 5% to $1.5 million for the year ended March 31, 2000, from $1.6 million for the comparable period one year ago. Decreases were due to a reduced emphasis in this area and a migration of customers to our Web-based services.

         COST OF REVENUES. Cost of revenues for fiscal 2000 increased 75% to $8.7 million, from $5.0 million in fiscal 1999. The increase in cost of revenues was primarily due to an increase in compensation for existing and new editorial personnel, as well as increases in expenses associated with third-party content. As a percentage of revenues, cost of revenues for the year ended March 31, 2000, was lower, at 46% of revenues, compared to 53% for the comparable period one year ago. This decrease occurred primarily because the editorial costs associated with creation and maintenance of the company database are relatively fixed without regard to the level of revenues.

         PRODUCT DEVELOPMENT. Product development expenses for fiscal 2000 increased 92% to $1.1 million from $566,000 in fiscal 1999. This increase was due to the hiring of additional programmers and analysts, and to increased amounts paid to outside consultants and designers. We increased our personnel and consulting costs in order to plan for, implement and maintain our technology upgrades and the expansion of Hoover's Online.

         SALES AND MARKETING. Sales and marketing expenses for fiscal 2000 increased 462% to $12.3 million, from $2.2 million in fiscal 1999. The increase in sales and marketing expenses was due primarily to our national media advertising campaign, which launched in September 1999 and ran until November 1999. Also, an increase in the number of enterprise and advertising sales representatives, and an increase in the number of marketing and business development personnel contributed to the increase.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for fiscal 2000 increased 107% to $7.0 million, from $3.4 million for fiscal 1999. The increase was primarily due to an increase of 150% in fees for professional services, primarily related to investor relations, consulting, and legal expenses. Salaries of existing executive and administrative staff as well the addition of administrative and finance personnel also increased 98%. During the year we hired a Vice President General Counsel, and incurred a full year of salary expense for other executive personnel hired in 1999. General office expenses increased 154% due to facility expansion, both in Austin and New York. Credit card processing fees increased 25% due to a higher number of individual subscription payments. Depreciation increased 149% due to an increase in capital expenditures.

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



LIQUIDITY AND CAPITAL RESOURCES

         We used $15.0 million net cash in operating activities during the twelve months ended March 31, 2001, compared to $5.8 million in the twelve months ended March 31, 2000. Net cash used in operating activities resulted from net operating losses partially offset by increases in deferred revenues and accrued expenses. During the year we received proceeds of $4.8 million from Media General and Warner Books Multimedia in connection with the exercise of warrants as well as an additional $756,000 from the exercise of other options and warrants as well as proceeds from our Employee Stock Purchase Plan. Key uses of cash during the year were cash and obligations assumed as a part of our acquisition of Powerize.com and investments in capital equipment. As of March 31, 2001, we had invested $914,000 in leasehold improvements for our new headquarters.

         As of March 31, 2001, we had $30.5 million of cash, cash equivalents and short-term investments. Our principal commitments at March 31, 2001, consisted of obligations under capital leases, notes and accounts payable, as well as accrued expenses. Our accounts payable balance as of March 31, 2001, was $1.8 million, which consisted of short-term accounts, due within 30 days, and commissions due to employees. Our accrued expenses of $3.4 million primarily includes amounts due to vendors for advertising, marketing, and professional expenses for which we have not been invoiced as well as unused vacation due to employees. At March 31, 2001, we had $1.0 million of debt outstanding to a stockholder as a result of our acquisition of Powerize.com. As of March 31, 2001, we had deferred revenue recorded of $5.2 million, which represents upfront payments, primarily related to annual subscriptions to Hoover's Online for which the earnings process has not been completed.

         During June 2000, the Company entered into a non-cancelable, operating lease for additional long-term office space in Austin, Texas. This lease commenced in May 2001 with total minimum payments of $11.2 million, plus operating expenses, over a 10-year term.

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

RECENTLY ISSUED ACCOUNTING STATEMENTS

         In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS 133 is not expected to have a material impact on our results of operations or our financial position.

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on our financial condition or our results of operations.

         In June 2000, the Emerging Issues Task Force of the FASB released EITF 00-2, Accounting for Web-Site Development Costs. The release provides guidance on the treatment of Web-site development costs. The release is to be applied prospectively for fiscal quarters beginning after June 30, 2000. The Company has adopted EITF 00-2 and has recorded $1.8 million in capitalized costs that will be amortized over two years from implementation of the related items under development.



ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Hoover's has capital lease and shareholder obligations assumed as part of the Powerize acquisition, which result in the risk that interest expense or the fair value of capital lease obligations might be impacted by changes in market interest rates. However, market risks associated with these obligations are not significant.

         The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in London and conduct some transactions in its local currency. To date, the impact of fluctuations in the relative value of these currencies has not been material.

         Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in money market funds backed by short-term government securities and other short-term, investment-grade, interest-bearing instruments classified as "available for sale." A one- percent decrease in market rates would likely reduce our interest income by approximately $300,000 but we do not expect it would materially affect the fair value of these instruments. Due to the nature of our investments, we have concluded that we do not have material market risk exposure.

         As of March 31, 2001, our cash and cash equivalents consisted primarily of demand deposits, money market accounts and other investments that mature in less than one year.



ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a)      1.  Financial Statements.

                  The information required by this Item is filed as an Exhibit to this Form 10-K.

         (b)      2.  Supplementary Data.

                    CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                  FISCAL YEARS BY QUARTER
                                                 2001                                                  2000
                   -------------------------------------------------------------------------------------------------------------
                         Q4           Q3           Q2            Q1            Q4            Q3            Q2            Q1
                   -------------------------------------------------------------------------------------------------------------
Net Revenues.......        7,732        8,660         7,518        6,862          6,585        5,462          3,822        3,151
Gross Profit.......        4,305        4,777         3,870        4,248          3,713        3,081          2,056        1,427
Net Loss...........      (21,580)      (6,105)       (6,988)      (2,441)        (1,838)      (2,572)        (3,306)      (1,812)
Net Loss per
  share............       ($1.39)      ($0.39)       ($0.47)      ($0.19)        ($0.15)      ($0.21)        ($0.29)      ($0.25)
Weighted average
  common shares
  outstanding......    15,546,391   15,496,728    14,768,860   12,792,518     12,436,482   12,250,444     11,327,585    7,316,364

SEE ACCOMPANYING NOTE.

Notes to Consolidated Supplementary Financial Data

     1.  IMPAIRMENT OF LONG-LIVED ASSETS

     Incudes $15.4 million in impairments charges related to goodwill and other intangibles acquired from Powerize.com.


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

                                    PART IV.

ITEM 14:         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)      1.   FINANCIAL STATEMENTS

                     The following financial statements of Hoover's, Inc., are filed as part of this Form 10-K on the pages indicated:

                    INDEX TO FINANCIAL STATEMENTS                                           PAGE
                    -----------------------------                                           ----
                    Consolidated Balance Sheets as of March 31, 2001, and
                      2000...............................................................    36
                    Consolidated Statements of Operations for the years ended
                      March 31, 2001, 2000 and 1999......................................    37
                    Consolidated Statements of Stockholders' Equity for the years
                      ended March 31, 2001, 2000 and 1999................................    38
                    Consolidated Statements of Cash Flows for the years ended
                      March 31, 2001, 2000 and 1999......................................    39
                    Consolidated Notes to Financial Statements...........................    40

                2.   FINANCIAL STATEMENT SCHEDULES

                     None

         (b)         Reports on Form 8-K

                     There have been no reports filed by the Company on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2001.

         (c) EXHIBITS. The exhibits to the Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon requests to Hoover's and payment of a reasonable fee.

EXHIBIT NUMBER
--------------
         3.1     --- Form of Amended and Restated Certificate of Incorporation
                     of Hoover's, Inc., as amended  May 24, 2001.

         3.3*    --- Form of Amended and Restated Bylaws of Hoover's, Inc., as
                     amended.

         4.1*    --- Specimen certificate for shares of common stock.

         10.3*   --- Distributor Agreement dated June 1, 1999, by and between
                     Hoover's, Inc., and Media General Financial Services, Inc.

         10.4**  --- Office Lease dated June 19, 2000, for Hoover's Center
                     Project located at 5800 Airport Blvd., Austin, Texas between Hoover's, Inc. and Riverside Resources Investments, LTD.

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

         10.11*  --- Stock Purchase Agreement dates as of September 4, 1997, by and between Hoover's, Inc., and Media General, Inc.

         10.12*** Sublease Agreement for the 6th floor, 4 West 58th St., New York, New York, between Hoover's, Inc., and joan and david helpern incorporated dated July 23, 1999.

         10.13****   Agreement and Plan of Reorganization dated July 12, 2000,
                     by and among Hoover's, Inc., Panda Merger Corp. and
                     Powerize.com, Inc.

         10.14   --- Strategic Relationship Agreement between Hoover's, Inc., and The FORTUNE Group, a division of Time, Inc., dated January 29, 2001. (Portions of this exhibit have been omitted pursuant to an request for confidential treatment).

         10.15   --- Amendment to Strategic Relationship Agreement dated as of
                     June 11, 1999, by and between Hoover's, Inc., and Knowledge Net Holdings, L.L.C., executed as of April 17, 2001 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

         23.1    --- Consent of Ernst & Young, L.L.P.

         24.1*   --- Power of Attorney (see page II-5).

*Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1, Registration No. 333-78109 (the "IPO Registration Statement"), such exhibit incorporated herein by reference.

**Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-Q for the quarter ended June 30, 2000.

***Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-K for the fiscal year ended March 31, 2000.

****Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on July 14, 2000.

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
HOOVER'S, INC.

We have audited the accompanying consolidated balance sheets of Hoover's, Inc., and subsidiaries, as of March 31, 2001, and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hoover's, Inc., and subsidiaries, at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                      /s/ Ernst & Young LLP

Austin, Texas
May 2, 2001

                                 HOOVER'S, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                   MARCH 31,
                                                                                                   ---------
                                                                                             2001             2000
                                                                                             ----             ----
ASSETS
Current assets:
  Cash and cash equivalents......................................................           $30,533          $42,881
  Short-term investments.........................................................                --           14,043
  Accounts receivable from related parties.......................................               870              300
  Accounts receivable, less allowance for doubtful accounts of $1,288 and $292 at
    March 31, 2001 and March 31, 2000, respectively..............................             3,482            3,281
  Book inventory, less allowances for excess and obsolete inventory of $46 and
    $67 at March 31, 2001 and March 31, 2000, respectively.......................               120               58
  Prepaid expenses and other current assets......................................               472              243
                                                                                  -----------------------------------

Total current assets.............................................................            35,477           60,806
Property, plant and equipment:
  Computer and office equipment..................................................             6,786            3,371
   Capitalized web site development costs........................................             1,812               --
  Equipment under capital lease..................................................               147              147
  Leasehold improvements.........................................................               914               --
  Furniture and fixtures.........................................................             1,434              785
                                                                                  -----------------------------------

                                                                                             11,093            4,303
  Less accumulated depreciation..................................................           (4,333)          (1,919)
                                                                                  -----------------------------------

Total property, plant and equipment                                                           6,760            2,384
Goodwill ........................................................................             3,704               --
Other intangible assets..........................................................             2,611               --
Other non-current assets.........................................................             2,610            1,325
                                                                                  -----------------------------------

Total assets.....................................................................           $51,162          $64,515
                                                                                  ===================================


LIABILITIES
Current liabilities:
  Accounts payable and commissions...............................................            $1,834             $592
  Accrued expenses...............................................................             3,422            2,656
  Notes payable to stockholders..................................................             1,015               25
  Deferred revenue...............................................................             5,235            3,258
                                                                                  -----------------------------------

Total current liabilities........................................................            11,506            6,531

Obligations under capital leases, less current portion...........................                31               38

                                                                                  -----------------------------------
Total liabilities................................................................            11,537            6,569
Stockholders' equity:
  Common stock, $.01 par value, 150,000,000 shares authorized, 15,755,328 and
    12,706,792 shares issued at March 31, 2001, and March 31, 2000, respectively                158              127
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares
    issued at March 31, 2001, and March 31, 2000, respectively...................                --               --
  Additional paid-in capital.....................................................            95,535           77,491
  Unearned stock compensation....................................................             (331)          (1,530)
  Cumulative translation adjustment..............................................              (25)               --
  Accumulated deficit............................................................          (55,106)         (17,992)
  Treasury stock at cost, 323,500 shares and 150,000 shares at March 31, 2001,
    and March 31, 2000, respectively.............................................             (606)            (150)
                                                                                  -----------------------------------

Total stockholders' equity.......................................................            39,625           57,946
                                                                                  ------------------
                                                                                                    -----------------

Total liabilities and stockholders' equity.......................................           $51,162          $64,515
                                                                                  ===================================

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      YEAR ENDED MARCH 31,
                                                                      --------------------
                                                               2001           2000            1999
                                                               ----           ----            ----
Revenues
  Subscriptions....................................         $15,033         $8,798          $4,784
  Advertising and e-commerce........................         11,527          6,688             961
  Licensing........................................           3,055          2,027           1,980
  CD-ROM and print.................................           1,196          1,560           1,637
                                                    -----------------------------------------------


Total revenues.....................................          30,811         19,073           9,362
  Provision for returns of print products..........             (39)           (53)           (133)
                                                    -----------------------------------------------


Net revenues.......................................          30,772         19,020           9,229
  Cost of revenues.................................         (13,572)        (8,743)         (5,002)
                                                    -----------------------------------------------


Gross profit.......................................          17,200         10,277           4,227
Expenses:
  Product development..............................           2,313          1,084             566
  Sales and marketing..............................          17,779         12,273           2,184
  General and administrative.......................          18,196          7,035           3,402
  Impairment of long-lived assets..................          15,392             --              --
  Non-cash compensation............................              72          1,702             451
                                                    -----------------------------------------------

Total expenses.....................................          53,752         22,094           6,603

Operating loss.....................................         (36,552)       (11,817)         (2,376)
Interest income ...................................           2,555          2,308             177
Interest expense...................................            (122)           (19)            (56)
Impairment of strategic investments................          (2,995)            --              --
                                                    -----------------------------------------------

Net loss...........................................        $(37,114)       $(9,528)        $(2,255)
                                                    ===============================================


Basic and diluted net loss per share...............          $(2.53)        $(0.88)         $(0.42)
                                                    ===============================================


Shares used in computation of basic and diluted
  loss per share...................................     14,651,360     10,840,753       5,314,092

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                ----------- ---------- ----------- ------------- ------------- -------------- -------- ------------
                                 Shares of    Common    Additional  Accumulated    Unearned                               Total
                                  Common      Stock      Paid-In       Other         Stock      Accumulated   Treasury Stockholders'
                                  Stock     Par Value    Capital   Income (Loss)  Compensation    Deficit       Stock     Equity
                                ----------- ---------- ----------- ------------- ------------- -------------- -------- ------------

Balance at March 31, 1998.......   5,220,975       $52      $10,301         --            --       $(6,209)      $(150)      $3,994
Exercise of options.............     193,500         2          261         --            --            --          --          263
Exercise of warrants............   1,676,250        17        4,290         --            --            --          --        4,307
Unearned stock compensation.....          --        --        3,215         --        (3,215)           --          --           --
Amortization of unearned stock
   compensation.................          --        --           --         --           451            --          --          451
Net loss........................          --        --           --         --            --        (2,255)         --       (2,255)
                                 ----------- ---------- ------------ ------------ ------------- --------------- ----------- --------

Balance at March 31, 1999.......   7,090,725       $71      $18,067         --       $(2,764)      $(8,464)      $(150)      $6,760
Exercise of options.............     431,951         4          875         --            --            --          --          879
Exercise of warrants............     191,839         2          357         --            --            --          --          359
Unearned stock compensation.....          --        --          468         --          (468)           --          --           --
Initial Public Offering, net....   3,737,500        37       47,392         --            --            --          --       47,429
Private Placements of common
   stock........................   1,231,863        12       10,152         --            --            --          --       10,164
Employee Stock Purchase Plan....      22,914         1          180         --            --            --          --          181
Amortization of unearned stock
   compensation.................          --        --           --         --         1,702            --          --        1,702
Net loss........................          --        --           --         --            --        (9,528)         --       (9,528)
                                 ---------- ---------- ------------ ------------ ------------- ---------------- ---------- --------

Balance at March 31, 2000.......  12,706,792      $127      $77,491         --       $(1,530)     $(17,992)      $(150)     $57,946
Exercise of options.............     345,163         3          542         --            --             --         --          545
Exercise of warrants............   1,143,750        12        4,778         --            --             --         --        4,790
Forfeitures of stock options....          --        --       (1,221)        --         1,221             --         --           --
Issuance of common stock in
    purchase of business........   1,484,006        14       13,576                      (94)                                13,496
Common stock issued for
    services....................      25,000         1          159         --            --             --         --          160
Employee Stock Purchase Plan....      50,617         1          210         --            --             --         --          211
Amortization of unearned stock
    compensation................          --        --           --         --            72             --         --           72
Purchase of Treasury Stock......          --        --           --         --            --             --       (456)        (456)

Comprehensive loss:
Cumulative translation
    adjustment..................          --        --           --        (25)           --             --         --          (25)
Net loss........................          --        --           --         --            --        (37,114)        --      (37,114)
                                                                                                                           --------
Total comprehensive loss......            --        --           --         --            --             --         --      (37,139)
                                 ----------- --------- ------------ ------------ ------------- ---------------- ---------- --------

Balance at March 31, 2001         15,755,328      $158      $95,535       $(25)        $(331)      $(55,106)     $(606)     $39,625
                                 =========== ========= ============ ============ ============= ================ ========== ========

SEE ACCOMPANYING  NOTES.

                                 HOOVER'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                  YEAR ENDED MARCH 31,
                                                                                                  --------------------
                                                                                      2001                2000            1999
                                                                                      ----                ----            ----
OPERATING ACTIVITIES
Net loss.................................................................            $(37,114)            $(9,528)       $(2,255)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation...........................................................               2,414               1,030            415
  Amortization...........................................................               4,142                 499             --
  Amortization of unearned stock compensation............................                  72               1,702            451
  Non-Cash compensation..................................................                 160                  --             --
  Impairment of goodwill and intangible assets...........................              15,392                  --             --
  Bad debt expense.......................................................               1,189                 338             --
  Loss on strategic investments..........................................               2,995                  --             --
  Changes in operating assets and liabilities:
     Accounts receivable.................................................              (1,187)             (3,053)            68
     Inventories.........................................................                 (62)                 26             56
     Prepaid expenses and other current assets...........................                 (55)               (154)             8
      Other Assets.......................................................                 714                (400)            --
     Accounts payable and commissions....................................              (4,425)                132            251
     Accrued expenses....................................................                (468)              1,962            142
     Deferred revenue....................................................               1,268               1,640            970
                                                                          -------------------------------------------------------


Net cash (used in) provided by operating activities......................             (14,965)             (5,806)           106

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net..........................              (6,059)             (2,318)          (788)
Purchase of Powerize.com, net of cash acquired...........................              (2,190)                 --             --
Investments in strategic companies.......................................              (4,944)               (100)          (110)
Purchases and proceeds of short-term securities..........................              14,043             (14,043)            --
                                                                          -------------------------------------------------------
Net cash provided by (used in) in investing activities...................                 850             (16,461)          (898)

FINANCING ACTIVITIES
Purchase of treasury stock...............................................                (456)                 --             --
Proceeds from bank term loans............................................                  --                  --            497
Payments on bank and other term loans....................................              (3,291)               (448)          (287)
Payments on capital leases...............................................                 (32)                (33)           (34)
Net proceeds from capital stock transactions.............................               5,546              57,815          4,570
                                                                          -------------------------------------------------------
Net cash provided by financing activities................................               1,767              57,334          4,746

(Decrease) Increase in cash and cash equivalents.........................             (12,348)             35,067          3,954
Cash and cash equivalents at beginning of year...........................              42,881               7,814          3,860
                                                                          -------------------------------------------------------


Cash and cash equivalents at end of year.................................             $30,533             $42,881         $7,814
                                                                          =======================================================

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Hoover's, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "Hoover's") provide online business information, tools, and content integration and syndication technology to help businesspeople get their jobs done. Hoover's information is available through its destination site Hoover's Online (http://www.hoovers.com) and the company's other sites serving audiences in France, Germany, Italy, Spain and the U.K., through syndication and co-branding agreements with other online services, and through customized applications developed for enterprise information portals, corporate intranets and business-to-business vertical and content sites. At the core of all products and services is a proprietary database of worldwide company and industry information. Hoover's sells advertising and sponsorships, conducts e-commerce activity, and sells online subscriptions to certain of its information on Hoover's Online. Hoover's also has a line of print products. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Hoover's depreciates property, plant and equipment using the straight-line method over estimated useful lives of two to five years. Depreciation expense includes depreciation of assets acquired under capital leases.

LEASEHOLD IMPROVEMENTS

Leasehold improvements are stated at cost. Hoover's depreciates leasehold improvements using the straight-line method over the applicable lease term, generally five to 10 years.

CAPITALIZED WEB SITE DEVELOPMENT COSTS

Web site development costs are capitalized in accordance with EITF 00-2, Accounting for Web Site Development Costs. These costs are amortized using the straight-line method over their useful life upon deployment. Hoover's has capitalized $1,812,000 in web site development costs. Hoover's has not yet begun amortizing these costs because the products have not yet been deployed.

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over estimated useful lives, which range from three to eight years.

GOODWILL IMPAIRMENT ASSESSMENTS


Hoover's periodically reviews the carrying amount of identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed to determine whether current events or circumstances indicate potential impairment. Additionally, if economic conditions or forecasted conditions change substantially after the date goodwill is recorded and indicate potential impairment, Hoover's evaluates the carrying amount of such goodwill. Hoover's assesses goodwill at an enterprise level. For enterprise level goodwill attributable to acquired businesses being managed as separate business units, Hoover's evaluates impairment using a discounted cash flow approach for the particular business unit, using its best estimate of net future cash flows expected to result from operations of the business unit and market-based assumptions for discount rates.

Management also periodically reviews the amortization periods of excess cost over fair value of net assets acquired, taking into consideration any events or circumstances which might result in a different useful life.

MARKETABLE SECURITIES

Hoover's has made several strategic equity investments in private companies. These investments are reported on the cost method as Hoover's does not have significant influence over these companies. Hoover's regularly assesses the value of these investments to consider whether any permanent impairment has occurred. Because there is no established market for these privately held companies, Hoover's makes estimates based on comparative information on publicly held companies, overall market conditions and the current status of the entity's business plan. During the year ended March 31, 2001, Hoover's recognized $3.0 million in charges related to the impairment of these investments in privately held companies.

REVENUE RECOGNITION

Subscription revenue is recognized as service is provided under the terms of online subscription agreements. Payments received in advance of providing services are recorded as deferred revenue and amortized into revenue over the term of the agreement.

Advertising revenues are recognized as impressions are delivered or ratably over the contract period based on the terms of the specific customer agreements, provided that no significant remaining obligations exist and collection of the resulting receivable is probable. If an agreement contains both a minimum contract period and a minimum impression guarantee, Hoover's recognizes revenue based on the lesser of the ratio of impressions delivered over the minimum impressions guaranteed or ratably over the contract period. Hoover's also derives e-commerce revenues from advertisers and other partners who pay either a fee per transaction or a percentage of sales generated directly from their advertisement on our Web site or from their special sponsorship of an area within our Web site provided that no significant remaining obligations exist and collection of the resulting receivable is probable.

Hoover's recorded barter revenue of $3.6 million and expense of $3.0 million during the year ended March 31, 2001, related to Internet advertising. Barter revenue exceeded barter expense as a result of advertising delivery obligations assumed in the acquisition of Powerize.com. Hoover's recorded barter revenue and expense of $634,000 and $0 during the years ended March 31, 2000 and 1999, respectively.

Licensing revenue is recognized as service is provided under the terms of licensing agreements. Payments received in advance of providing services are recorded as deferred revenue and recorded as revenue when earned.

CD-ROM and print product revenues are recognized when goods are shipped to customers. At the time of sale, an allowance for returns is established.

COST OF REVENUES

Cost of revenues includes editorial costs, expenses associated with licensing of third-party content and tools, direct expenses associated with our Web site, such as hosting, and other service fees, any commissions paid to advertising agencies, and technology costs associated with the delivery of advertising impressions and newsletters.

ADVERTISING COSTS

Hoover's expenses advertising costs as incurred. These expenses were approximately $4,589,000, $2,067,000 and $478,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

PRODUCT DEVELOPMENT

Product development expenses primarily include personnel and consulting costs associated with the design, development and testing of the Hoover's Online systems and sites that do not qualify for capitalization.

ACCOUNTING FOR STOCK-BASED COMPENSATION

As allowed by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, Hoover's accounts for its stock compensation arrangements with employees under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Hoover's has provided the pro forma and other disclosures required by SFAS 123.

SEGMENT INFORMATION

Hoover's does not believe it operates in more than one segment because the chief operating decision maker allocates resources and assesses the performance associated with business information services and other activities as a single segment.

NET LOSS PER SHARE

Hoover's computes net loss per share in accordance with SFAS 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS 128 and SAB 98, basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Hoover's calculation of diluted net loss per share excludes shares of common stock issuable upon exercise of warrants and employee stock options because inclusion would be antidilutive.

Under SAB 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration prior to the anticipated effective date of an initial public offering are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. Hoover's has not issued any such securities for nominal consideration.

Weighted average shares outstanding during the years ended March 31, 2001, 2000, and 1999 were 14,651,360, 10,840,753 and 5,314,092, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

Hoover's accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject Hoover's to concentrations of credit risk consist of short-term investments and trade receivables. Hoover's short-term investments, which are included in cash and cash equivalents and short-term investments for reporting purposes, are placed with high-credit-quality financial institutions and issuers. Hoover's performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. The following table summarizes the changes in valuation allowances for trade receivables and inventory (in thousands):

                                               BALANCE AT     PROVISIONS    DEDUCTIONS     BALANCE AT
                                             BEGINNING OF     CHARGED TO          FROM         END OF
                                                   PERIOD        EXPENSE      RESERVES         PERIOD
                                           --------------- -------------- ------------- --------------
YEAR ENDED MARCH 31, 1999:
Allowance for Doubtful Accounts......                   34             --             1             33
Inventory obsolescence reserve.......                   53             40            15             78
Return Reserves......................                  158             59           160             57

YEAR ENDED MARCH 31, 2000:
Allowance for Doubtful Accounts......                   33            338            79            292
Inventory obsolescence reserve.......                   78             69            80             67
Return Reserves......................                   57             --            57             --

YEAR ENDED MARCH 31, 2001:
Allowance for Doubtful Accounts......                  292          1,189           193          1,288
Inventory obsolescence reserve.......                   67              3            24             46

RECLASSIFICATIONS

Reclassifications have been made to the prior year financial statements to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for Hoover's on April 1, 2001. The adoption of SFAS 133 is not expected to have a material impact on our results of operations or our financial position.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 did not have a material impact on our financial condition or our results of operations.

In June 2000, the Emerging Issues Task Force of the FASB released EITF 00-2, Accounting for Web-Site Development Costs. The release provides guidance on the treatment of Web-site development costs. The release is to be applied prospectively for fiscal quarters beginning after June 30, 2000. The Company has adopted EITF 00-2 and has recorded $1.8 million in capitalized costs that will be amortized over two years from implementation of the related items under development.

2.  BUSINESS COMBINATIONS

Effective August 1, 2000, Hoover's acquired all of the outstanding stock of Powerize.com, a developer of content integration and syndication technology, in exchange for 1,484,006 shares of Hoover's common stock and $2.43 million in cash, and assumed all of the outstanding stock options and warrants of Powerize. This acquisition was accounted for as a business purchase combination. Accordingly, the results of operations of Powerize have been included with those of Hoover's subsequent to the acquisition date. The total cost of the acquisition, including transaction costs of $703,000, was approximately $25.5 million. The acquired net assets were recorded at their estimated fair values at the effective date of acquisition based upon an independent third-party appraisal.

Subsequent to the acquisition date, the current market conditions and outlook for Internet-based advertising and the market for the sale of newsletters such as those distributed by Powerize, declined substantially and Powerize was not able to generate the cash flows expected by Hoover's at the date of acquisition. Additionally, Hoover's was not able to realize the benefits of the content provider relationships and some of the technology of Powerize. In addition, operational changes, reductions in associated headcount and the closing of our offices in Reston, Virginia, and Linthicum, Maryland impaired the value of the assemble workforce intangible. As a result of these circumstances, Hoover's evaluated the recorded amounts of the intangibles related to Powerize, including goodwill, for impairment at March 31, 2001. Using the discounted cash flow method, Hoover's concluded that the intangible assets, including goodwill, were impaired and recorded an impairment charge of $15.4 million.

The following table presents the allocation of the purchase price, as initially recorded and the remaining balances, after amortization and impairment charges, of the intangibles and goodwill related to Powerize (in thousands):

                                                        AT ACQUISITION    AT MARCH 31,
                                                                              2001
Assembled Workforce.................................       $1,430             $39
Content Provider Relationships......................        1,900              --
Registered Users Base...............................        1,150             383
Internal Use Software...............................        5,000           2,189
Excess cost over fair value of net assets
          acquired (goodwill).......................       16,050           3,704
                                                        --------------  --------------
Purchase price......................................      $25,530           6,315
                                                        --------------  --------------

         The following presents certain unaudited pro forma financial information of Hoover's and Powerize for the fiscal years ended March 31, 2001, and 2000, as if the acquisition had been completed at the beginning of the year. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective on those dates or of future results of operations of the consolidated entities (in thousands, except for per share data):

                                                               FISCAL YEAR ENDED MARCH 31,
                                                            -------------------------------
                                                                 2001              2000
                                                            -------------------------------
(In thousands, except per data share)
Revenue................................................          $31,648           $21,364
Operating loss.........................................          (35,985)          (31,422)
Net loss...............................................          (36,615)          (29,076)
Basic loss per share...................................            (2.42)            (2.36)
Weighted average common shares outstanding.............       15,151,450        12,324,759

3.  RESTRUCTURING ACTIVITY

In March 2001, upon approval of the Board of Directors, management adopted a restructuring plan to consolidate operations of the organization. The plan included the relocation of 16 of the 33 employees from the Reston, Virginia, and Linthicum, Maryland, locations to the Austin, Texas, headquarters. The employees terminated were primarily in Engineering and Administrative positions. All terminations and termination benefits were communicated to the affected employees prior to year-end and substantially all remaining severance benefits were paid during the fiscal year. Facilities consolidation charges were incurred in connection with the closure of the two facilities for payments required under lease contracts, less any sublease income. During the year ended March 31, 2001, Hoover's accrued $344,000 in costs associated with this restructuring, which is included in general and administrative expense. The costs are not associated with the generation of future revenues and have no future economic benefit. The following table presents the allocation of the expenses accrued (in thousands):

Severance..............................................    $145
Facility Consolidation.................................     107
Other..................................................      92
                                                        -------
Total Shutdown Accrued.................................    $344
                                                        -------

4. CAPITAL STOCK AND WARRANTS

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

In July 1999, Hoover's completed an Initial Public Offering in which it sold 3,737,500 shares of its Common Stock for net proceeds of $47.4 million.

At March 31, 2001 and 2000, the following warrants to purchase shares of common stock were outstanding and exercisable, primarily to existing stockholders:

                                                                SHARES ISSUABLE
                                                         UPON EXERCISE AS OF MARCH 31,
                                                        -------------------------------
                                                                  2001             2000
                                                                  ----             ----
   Expire June 2000, price $1.33 per share.                         --           18,750
   Expire July 2000, price $4.67 per share                          --          750,000
   Expire December 2000, price $3.33 per share                      --          599,085
   Expire March 2004, price $8.83 per share                     16,140               --
   Expire March 2004, price $13.25 per share                     2,106               --
   Expire May 2004, price $8.83 per share                        1,132               --
   Expire May 2004, price $22.07 per share                      12,687               --
   Expire May 2004, price $15.45 per share                      81,888               --
   Expire March 2005, price $15.45 per share                    18,121               --
   Expire December 2007, price $4.33 per share                  45,000           60,000
                                                      ----------------- ----------------
                 Balance at March 31, 2001 and 2000            177,074        1,427,835
                                                      ================= ================

In general, the exercise prices of the warrants is to be adjusted only for capital restructures and stock splits, and not for subsequent sales of Common Stock. The weighted average exercise price of warrants outstanding at March 31, 2001, was $12.43. There were 132,074 warrants assumed during the year ended March 31, 2001 in conjunction with the purchase of Powerize.

5. STOCK OPTIONS AND TRANSACTIONS

Hoover's has several incentive and non-qualifying stock option plans to grant options and issue stock to key employees, board members and other individuals.

In July 1999, Hoover's adopted the 1999 Employee Stock Purchase Plan ("ESPP") whereby eligible employees can purchase shares of Hoover's common stock. Hoover's has reserved 150,000 shares of common stock for issuance under the ESPP. Payroll deductions may not exceed 15% of the participant's base salary for each semiannual period of participation. The purchase price per share shall not be less than 85% of the lower of (1) the fair market value of the common stock on the participant's entry date into the offering period or (2) the fair market value on the semiannual purchase date. In no event, may any participant purchase more than 600 shares on any one semiannual purchase date, nor may all participants in the aggregate purchase more than 75,000 shares on any one semiannual purchase date. Unless sooner terminated by the Board, the Plan shall terminate upon the earliest of (i) the last business day in July 2009, (ii) the date on which all shares available for issuance under the Plan shall have been sold pursuant to purchase rights exercised under the Plan, or (iii) the date on which all purchase rights are exercised in connection with a Corporate Transaction. As of March 31, 2001, 73,531 shares were issued under the ESPP.

Under the 1999 Stock Incentive Plan (the "Plan"), employees, non-employee members of the Board, and consultants may be granted options to purchase shares of common stock, stock appreciation rights, or be issued shares of Hoover's common stock directly. The term of each option is no more than ten years from the date of grant. There were 5,042,190 shares authorized at March 31, 2001, of which 1,227,406 are available for future grant. The aggregate number of shares authorized shall automatically increase each year by a number equal to the lesser of 2% of the shares of Common Stock then outstanding or 375,000 shares.

During the years ended March 31, 2000, and March 31, 1999, Hoover's granted 52,500 options and 214,500 options, respectively, at exercise prices below the subsequently determined fair market value of the underlying shares of common stock on the dates of grant. As a result, Hoover's recorded unearned stock compensation of $467,560 and $3,214,602 for the years ended March 31, 2000, and 1999. These amounts are being amortized over the vesting periods of the applicable options, resulting in amortization of $72,000, $1,701,503 and $450,603 for the years ended March 31, 2001, 2000 and 1999, respectively.

A summary of Hoover's stock option activity and related information through March 31, 2001, is as follows:

                                                               NUMBER OF SHARES          WEIGHTED AVERAGE
                                                               ----------------            EXERCISE PRICE
                                                                                           --------------
        Total options outstanding at March 31, 1998                1,692,450                    $2.03
        Options granted................................              674,400                    $4.65
        Options forfeited..............................              (47,700)                   $3.60
        Options exercised..............................             (193,500)                   $1.36
                                                        ----------------------------------------------------

        Total options outstanding at March 31, 1999                2,125,650                    $2.88
        Options granted................................              760,150                   $11.32
        Options forfeited..............................             (181,825)                   $5.62
        Options exercised..............................             (431,951)                   $2.03
                                                        ----------------------------------------------------

        Total options outstanding at March 31, 2000                2,272,024                    $5.65
        Options granted................................            2,011,926                    $5.00
        Options forfeited..............................             (738,186)                   $7.34
        Options exercised..............................             (345,163)                   $1.59
                                                        ====================================================

        Total options outstanding at March 31, 2001                3,200,601                    $5.33
                                                        ====================================================

A total of 1,170,457 and 1,113,675 outstanding options are exercisable as of March 31, 2001 and 2000, respectively.

The following is a summary of options outstanding and exercisable as of March 31, 2001:

                                                 OUTSTANDING                                       EXERCISABLE
                  ------------------------------------------------------------------------------------------------
                     NUMBER OF         WEIGHTED        WEIGHTED       NUMBER OF        WEIGHTED       WEIGHTED
                   SHARES SUBJECT      AVERAGE         AVERAGE          SHARES         AVERAGE         AVERAGE
                     TO OPTIONS       REMAINING     EXERCISE PRICE    SUBJECT TO      REMAINING       EXERCISE
                    OUTSTANDING      CONTRACTUAL                       OPTIONS       CONTRACTUAL        PRICE
                                       LIFE (IN                      EXERCISABLE       LIFE (IN
                                        YEARS)                                          YEARS)
                  ------------------------------------------------------------------------------------------------
   RANGE OF
EXERCISE PRICES

$0.08..........          25,737       7.8                $0.08          21,926       7.8                 $0.08
$1.00-$2.75....       1,045,100       7.1                $1.44         429,850       3.4                 $1.25
$3.25-$4.33....         629,025       6.7                $3.97         477,363       6.5                 $3.88
$4.67-$5.67....         131,250       7.8                $5.24          32,813       7.8                 $5.24
$6.36-$7.44....         835,239       9.2                $7.16          43,317       7.9                 $7.31
$8.75-$10.88...         116,600       8.9                $9.81          25,338       8.9                 $9.93
$11.06-$14.00..         417,650       8.5               $12.55         139,850       8.4                $12.92
                       --------  ------------     ------------    ------------   ------------      -----------
                      3,200,601       7.9                $5.33       1,170,457       5.8                 $4.22

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options granted prior to the Company's Initial Public Offering on July 21, 1999, were estimated at the date of grant using a minimum value option pricing model (0% volatility). The fair value of options granted subsequent to the initial filing date through March 31, 2001, were estimated at the date of grant using the Black-Scholes pricing model and a volatility of 77% and 86% for the years ended March 31, 2001 and 2000, respectively. The fair value of options was estimated under both pricing models with the following weighted-average assumptions:

                                                                                                             EMPLOYEE STOCK
                                                                           EMPLOYEE STOCK OPTIONS             PURCHASE PLAN
                                                                           ----------------------             -------------
                                                                    2001           2000            1999           2001
                                                                    ----           ----            ----           ----
Risk-free interest rate.........................................    6.5%           6.5%              6%           6.5%
Weighted average expected life of the options and
    shares purchased under the ESPP...................           4 years        4 years         4 years      0.5 years
Dividend rate...............................................          0%             0%              0%             0%
Weighted average fair value of options granted:
Exercise price equal to fair value of stock on date
    of grant..................................................     $3.06          $7.80            $.92             --
Exercise price less than fair value of stock on date
    of grant.................................................      $3.67         $11.80          $16.14             --

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and stock purchased under the Employee Stock Purchase Plan is amortized over the six-month purchase period. Hoover's pro forma information follows (in thousands, except for per share data):

                                                                          YEAR ENDED MARCH 31,
                                                                          --------------------
                                                                  2001            2000             1999
                                                                  ----            ----             ----
Pro forma stock-based compensation expense............           $1,921          $2,020            $487
Pro forma net loss.........................                     (39,035)         (9,846)         (2,291)
Pro forma basic and diluted net loss per share............       $(2.66)         $(0.91)         $(0.43)

Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of Hoover's employee stock options. Because, for pro forma disclosure purposes, the estimated fair value of Hoover's employee stock options is treated as if amortized to expense over the options' vesting period, the effects of applying SFAS 123 for pro forma disclosures are not necessarily indicative of future amounts.

6. INCOME TAXES

As of March 31, 2001, Hoover's had federal net operating loss carryforwards of approximately $32,114,000. The net operating loss carryforwards will expire beginning in 2005, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Hoover's deferred taxes at March 31, are as follows (in thousands):

Deferred tax assets:

                                                                  2001            2000
                                                                  ----            ----
Capitalized costs............................................        --            $87
Tax loss carryforwards.......................................   $11,882         $5,111
Reserves for sales and inventory.............................      $494           $146
Accrued expenses and other...................................      $483           $239


Deferred tax liabilities:

Capitalized costs............................................     ($873)            --
                                                                 ------             --

Net deferred tax asset before valuation allowance............   $11,986         $5,582
Valuation allowance for net deferred tax asset...............   (11,986)        (5,582)
                                                                --------        -------

Net deferred taxes...........................................       $--            $--

The valuation allowance increased by $8.7 million due to operating losses not benefited, increased by $1.2 million due to stock option exercises (the benefit for which will be reported through stockholder's equity when realized), and decreased by $3.5 million due to the acquisition of Powerize.

Hoover's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                               YEAR ENDED MARCH 31,
                                                               --------------------

                                                       2001            2000            1999
                                                       ----            ----            ----
Federal statutory rate..............................  (34.0)%         (34.0)%         (34.0)%
State taxes, net of federal benefit.................   (1.9)           (2.3)           (2.4)
Non-cash compensation expense.......................     .1             7.9             6.8
Non-tax deductible goodwill amortization
    expense.........................................   11.0              --              --
Foreign losses not benefited........................    1.7              --              --
Other...............................................    0.1             0.2             0.6
Change in valuation allowance.......................   23.0            28.2            29.0
                                                       ----            ----            ----
                                                       0.0%            0.0%            0.0%

7. LEASE COMMITMENTS

Hoover's has entered into non-cancelable operating leases for office space. Future minimum payments due under these leases and subsequent amendments are as follows for each of the years ending March 31:

                           2002........................      $1,093,611
                           2003........................       1,225,844
                           2004........................       1,096,524
                           2005........................       1,106,101
                           2006........................       1,125,540
                           Thereafter..................       6,021,222
                                                         --------------
                                                            $11,668,842

Rent expense for the years ended March 31, 2001, 2000 and 1999 totaled $1,253,861, $598,810, and $354,129, respectively. Hoover's leases certain telephone and computer equipment under long-term capital leases and has the option to purchase the assets at the end of the lease term. The telephone and computer equipment are included in property, plant and equipment in the balance sheet and related amortization is included in depreciation expense. At March 31, 2001, future minimum lease payments under these capital leases are not significant.

8. SHORT-TERM BORROWINGS TO STOCKHOLDERS

In conjunction with the acquisition of Powerize, Hoover's assumed obligations totaling approximately $4.3 million due to former Powerize shareholders. These obligations bear interest at the current prime interest rate plus one percent. During the year ended March 31, 2001, Hoover's incurred approximately $116,000 of interest expense under these obligations. The remaining amount due under these obligations as of March 31, 2001 is approximately $1.0 million and will mature in January 2002. The carrying value of the obligation at March 31, 2001, approximates fair value.

9. RELATED PARTY TRANSACTIONS

Hoover's has a commitment from a stockholder, entered into during fiscal year 2000, to purchase from us at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through September 2003 at fair value prices at the time of the purchases. For the years ended March 31, 2001, and 2000, Hoover's recognized approximately $634,000 and $533,000, respectively of revenue pursuant to this.

Under our strategic agreement with NBC (a stockholder of the Company), entered into during fiscal year 2000, to license a portion of our content for distribution and marketing by NBC, CNBC and CNBC.com, we recorded revenue of approximately $170,000 and $33,000 for the years ended March 31, 2001 and 2000, respectively.

We have a strategic relationship agreement, entered into during the fiscal year 2001, with a company in which we hold an equity interest. This agreement includes mutual co-brands, with Hoover's serving as the exclusive sales agent for advertising, sponsorship and e-commerce opportunities on all Web pages. During the year ended March 31 2001, Hoover's paid approximately $135,000 under this agreement.

Hoover's purchases certain information included in its databases from a subsidiary of a stockholder. Hoover's paid approximately $561,000, $436,000 and $274,000 during the years ended March 31, 2001, 2000 and 1999 respectively, for this information.

Hoover's had outstanding amounts payable of approximately $61,000 and $75,000 at March 31, 2001, and 2000, respectively, to a vendor who is also a stockholder.

10. DEFINED CONTRIBUTION PLAN

Hoover's sponsors a 401(k) defined contribution plan covering substantially all employees meeting service and eligibility requirements. Effective in fiscal year 2001, Hoover's matches employee contributions, limited to the lesser of 50% of the employee contribution or $1,000. Prior to fiscal year 2001, Hoover's matched employee contributions, limited to the lesser of 50% of the employee contribution or $500. Participants vest immediately in employee contributions and over four years in Hoover's contributions. Hoover's matching contributions were $84,000 and $44,000 during the years ended March 31, 2001, and 2000, respectively. Hoover's also pays the expenses of the plan, which are insignificant.

                                 HOOVER'S, INC.

11. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Revenues for the year ended March 31 were as follows

                                                                2001               2000              1999
                                                                ----               ----              ----
United States...........................................   $28,878,720        $18,110,988        $8,736,905
Foreign countries.......................................     1,933,056            962,521           624,635
                                                          ------------      -------------      ------------

Total...................................................   $30,811,776        $19,073,509        $9,361,540

Hoover's allocates online subscriber revenues based on the domicile of the subscriber. Revenues from foreign countries above also represent online license agreements with customers located outside the United States and shipments of print products, primarily in the United Kingdom. Hoover's property, plant and equipment located outside the United States is not material. No customer accounted for more than 10% of Hoover's revenues during any year.

Subscription sales consist of the following:

                                                                2001               2000              1999
                                                                ----               ----              ----
Individual subscriptions................................    $7,130,514         $5,336,627        $3,481,429
Enterprise subscriptions................................     7,902,301          3,463,173         1,302,500
                                                          ------------      -------------      ------------

Total...................................................   $15,032,815         $8,797,800        $4,783,929

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            HOOVER'S, INC


            June 29, 2001                      /s/ Jeffrey R. Tarr
--------------------------------     -------------------------------------------
                 Date                            Jeffrey R. Tarr
                                            CHIEF EXECUTIVE OFFICER
                                                 AND PRESIDENT
                                         (PRINCIPAL EXECUTIVE OFFICER)


            June 29, 2001                       /s/ Lynn Atchison
--------------------------------     -------------------------------------------
                 Date                             Lynn Atchison
                                            SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                POWER OF ATTORNEY

                KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Jeffrey R. Tarr and Lynn Atchison, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                   DATE
------------------------------        ------------------------     -------------
                                      Chief Executive Officer,     June 29, 2001
/s/ Jeffrey R. Tarr                   President, Director (
------------------------------        Principal executive
Jeffrey R. Tarr                       officer)

                                      Senior Vice President and    June 29, 2001
/s/ Lynn Atchison                     Chief Financial Officer
------------------------------        (Principal financial and
Lynn Atchison                         accounting officer)

                                      Chairman of the Board of     June 29, 2001
                                      Directors
/s/ Patrick J.  Spain
------------------------------
Patrick J. Spain

/s/ William S. Berkley                Director                     June 29, 2001
------------------------------
William S. Berkley

/s/ Alan Chai                         Director                     June 29, 2001
------------------------------
Alan Chai

/s/ Steven Fink                       Director                     June 29, 2001
------------------------------
Steven Fink

/s/ Thomas J. Hillman                 Director                     June 29, 2001
------------------------------
Thomas J. Hillman

/s/ Gary E. Hoover                    Director                     June 29, 2001
------------------------------
Gary E. Hoover



/s/ Larry Kirshbaum                   Director                     June 29, 2001
------------------------------
Larry Kirshbaum
/s/ Stephen R. Zacharias              Director                     June 29, 2001
------------------------------
Stephen R. Zacharias