Form 10-Q
period 2001-06-30
HOOVERS INC
filed 2001-08-14
CIK 1036584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               ------------------------------------------------
                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------   ---------------------------

Commission file number:
                       --------------------------------------------------------

                                 HOOVER'S, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  74-2559474
---------------------------------------               -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

 5800 Airport Blvd., Austin, Texas                               78752
---------------------------------------------------           ------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No



As of June 30, 2001, 15,373,175 shares of the registrant's common stock were outstanding, net of 405,500 shares of Treasury Stock.
-------------------------------------------------------------------------------

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                  ---------
PART I.  FINANCIAL INFORMATION
ITEM 1            Consolidated Financial Statements

                      Consolidated Balance Sheets at June 30, 2001, and March 31, 2001..................2

                      Consolidated Statements of Operations for the Three Months Ended
                           June 30, 2001 and 2000.......................................................3

                      Consolidated Statements of Cash Flows for the Three Months Ended
                           June 30, 2001 and 2000.......................................................4

                  Notes to Consolidated Financial Statements............................................5

ITEM 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................8

ITEM 3            Quantitative and Qualitative Disclosures About Market Risk...........................22

PART II.          OTHER INFORMATION

ITEM 1            Legal Proceedings....................................................................22

ITEM 2            Properties...........................................................................22

ITEM 3            Changes in Securities and Use of Proceeds............................................22

ITEM 4            Defaults Upon Senior Securities......................................................22

ITEM 5            Submission of Matter to a Vote of Securities Holders.................................22

ITEM 6            Other Information....................................................................22

ITEM 7            Exhibits and Reports on Form 8-K.....................................................22

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 HOOVER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  JUNE 30, 2001   MARCH 31, 2001
                                                                                                 --------------- ------------------
                                                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents....................................................................       31,014            30,533
  Accounts receivable, less allowance for doubtful accounts of  $244 and $1,288 at
           June 30 and March 31, 2001, respectively............................................        3,912             4,352
  Book inventory, less allowances for excess and obsolete inventory of $46 and $46 at June 30
           and March 31, 2001, respectively....................................................           79               120
  Prepaid expenses and other current assets....................................................          671               472
                                                                                                  -----------------------------

Total current assets...........................................................................       35,676            35,477
Property, plant and equipment:
  Computer and office equipment................................................................        6,450             6,786
  Equipment under capital lease................................................................            -               147
  Furniture and fixtures.......................................................................        1,419             1,434
  Leasehold improvements.......................................................................        1,031               914
  Web site development costs...................................................................        1,743             1,812

  Less accumulated depreciation................................................................       (3,951)           (4,333)
                                                                                                  -----------------------------

Total property, plant and equipment............................................................        6,692             6,760
Goodwill and intangible assets.................................................................          101             6,315
Other assets...................................................................................        1,672             2,610
                                                                                                  -----------------------------
Total assets...................................................................................       44,141            51,162
                                                                                                  =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and commissions.............................................................        1,344             1,834
  Accrued expenses.............................................................................        3,597             3,422
  Notes payable to stockholder.................................................................          760             1,015
  Deferred revenue.............................................................................        6,391             5,235
                                                                                                  -----------------------------
Total current liabilities......................................................................       12,092            11,506

Obligations under capital leases, less current portion.........................................           23                31
                                                                                                  -----------------------------
Total liabilities..............................................................................       12,115            11,537
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 and 150,000,000 shares authorized, 15,778,675
    and 15,755,328 shares issued at June 30, 2001 and March 31, 2001, respectively.............          158               158
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at June 30,
    2001 and March 31, 2001, respectively......................................................           --                --
  Additional paid-in capital...................................................................       95,537            95,535
  Unearned stock compensation..................................................................         (257)             (331)
  Accumulated deficit..........................................................................      (62,531)          (55,106)
   Cumulative translation adjustment                                                                     (36)              (25)
  Treasury stock at cost-- 405,500 shares......................................................         (845)             (606)
                                                                                                  -----------------------------
Total stockholders' equity.....................................................................       32,026            39,625
                                                                                                  -----------------------------
Total liabilities and stockholders' equity.....................................................       44,141            51,162
                                                                                                  =============================

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                  ---------------------------------
                                                   JUNE 30, 2001   JUNE 30, 2000
                                                  --------------- ----------------
Revenues:
  Subscription revenue .......................    $      5,112     $      3,064
  Advertising and e-commerce .................           1,711            3,046
  Licensing and syndication ..................             925              524
  CD-ROM and print, net ......................             357              228
                                                  ---------------------------------


Net revenues .................................           8,105            6,862
  Cost of revenues ...........................          (2,958)          (2,615)
                                                  ---------------------------------

Gross profit .................................           5,147            4,247
Expenses:
  Product development ........................             303              623
  Sales and marketing ........................           2,198            3,910
  General and administrative .................           3,231            2,856
  Amortization and impairment of goodwill
    and intangibles ..........................           6,214             --
  Noncash compensation .......................              74               91
                                                  ---------------------------------
Total expenses ...............................          12,020            7,480

Operating loss ...............................          (6,873)          (3,233)
Interest income ..............................             403              792
Interest expense .............................             (19)              (2)
Loss on strategic investments ................            (937)            --
                                                  ---------------------------------

Net loss .....................................    $     (7,426)    $     (2,443)
                                                  =================================

Basic and diluted net loss per share .........    $      (0.48)    $      (0.19)
                                                  =================================

Shares used in computation of basic and
      diluted loss per share .................      15,404,125       12,792,518

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                -----------------------------
                                                                 JUNE 30, 2001   JUNE 30,2000
                                                                 -------------  -------------
OPERATING ACTIVITIES
Net loss ......................................................   $ (7,426)      $ (2,443)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation ................................................        657            593
  Amortization of unearned stock compensation, net ............         74             91
  Loss on strategic investments ...............................        937           --
  Amortization and impairment of goodwill and intangibles .....      6,214           --

  Changes in operating assets and liabilities:
     Accounts receivable ......................................        440           (674)
     Inventories ..............................................         41             31
     Prepaid expenses and other current assets ................       (199)            29
     Other assets .............................................         (9)          --
     Accounts payable and commissions .........................       (490)           934
     Accrued expenses .........................................        175           (166)
     Deferred revenue .........................................      1,156            215
                                                                -----------------------------


Net cash provided by/(used in) operating activities ...........      1,570         (1,390)

INVESTING ACTIVITIES
Purchases of property, plant and equipment ....................       (590)          (970)
Purchase of investments .......................................       --           (4,944)
Sales of short-term securities ................................       --            3,011
                                                                -----------------------------
Net cash used in investing activities .........................       (590)        (2,903)

FINANCING ACTIVITIES

Payments on term loans ........................................       (255)          --
Payments on capital leases ....................................         (8)            (7)
Net proceeds from capital stock transactions ..................          2          1,406
Purchase of treasury stock ....................................       (238)          --
                                                                -----------------------------
Net cash provided by/(used in) financing activities ...........       (499)         1,399
                                                                -----------------------------

Increase (decrease) in cash and cash equivalents ..............        481         (2,894)
Cash and cash equivalents at beginning of quarter .............     30,533         42,881
                                                                -----------------------------


Cash and cash equivalents at end of quarter ...................   $ 31,014       $ 39,987

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                   NOTES TO FINANCIAL CONSOLIDATED STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim consolidated financial statements for the three months ended June 30, 2001 and 2000, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.

         The balance sheet at June 30, 2001, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

         For further information, refer to the financial statements and related notes included in our Annual Reports filed on Form 10-K.

2.       NET LOSS PER SHARE

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement 128"). Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted net loss per share has not been presented, as the effect of the assumed exercise of stock options and warrants is antidilutive due to the Company's net loss.


3.       RECLASSIFICATIONS

         Reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

4.       CAPITAL STOCK AND STOCK PLANS

         During the quarters ended June 30, 2001 and 2000, $74,000 and $91,000 was amortized to noncash compensation expense, respectively. The remaining unearned compensation will be recognized as noncash compensation expense over the remaining vesting period of the options of approximately two years.

5.       STOCK BUYBACK:

         On December 22, 2000, Hoover's announced it had received Board approval of a plan to buy back up to 10% of the outstanding shares of its common stock, based on the price and general market conditions. In the quarter ended June 30, 2001, Hoover's repurchased 82,000 shares at an average price of $2.91 per share. Since the inception of the program, 255,500 shares have been repurchased, at an average price of $2.72, increasing Treasury Stock to 405,500 shares.

6.       BUSINESS COMBINATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

         We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, the Company determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of the prior fiscal year. Recent events involving the decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment and as a result, we further reduced the carrying amount of these intangible assets in the first fiscal quarter of 2002. In addition to recording $407,000 of amortization expense for the quarter, we recorded an impairment charge of $5.8 million during the June quarter to write down the goodwill and other intangibles.

7.       RESTRUCTURING ACTIVITY

            In March 2001, upon approval of the Board of Directors, management adopted a restructuring plan to consolidate operations of the organization. The plan included the relocation of 16 of the 33 employees from the Reston, Virginia, and Linthicum, Maryland, locations to the Austin, Texas, headquarters. The employees terminated were primarily in Engineering and Administrative positions. Facilities consolidation charges were incurred in connection with the closure of the two facilities for payments required under lease contracts, less any sublease income. During the year ended March 31, 2001, Hoover's accrued $344,000 in costs associated with this restructuring, which was included in general and administrative expense. The costs are not associated with the generation of future revenues and have no future economic benefit. The following table presents the allocation of the expenses accrued and the remaining restructuring accruals as of June 30, 2001 (in thousands):

                                                            EMPLOYEE
                                                            SEPARATION
                                           FACILITY         AND OTHER
                                        CONSOLIDATION        COSTS             OTHER           TOTAL
                                       --------------   ---------------    ------------    -------------
Balance at March 31, 2001...........        $ 107           $ 145             $  92         $    344
    Cash activity ..................          (78)           (101)              (19)            (198)
    Non-cash activity ..............           --              --                --               --
                                            --------        ---------         ---------     ------------

Balance at June 30, 2001                    $  29           $  44             $  73         $    146
                                            ========        =========         =========     ============

8.       LONG TERM INVESTMENTS

         Hoover's has made equity investments in several companies, both private and public, that it considers to be strategic in nature. We review the carrying amount of these investments on a continuous basis. We consider publicly traded prices for comparable companies, overall market conditions, the current status of business plans as well as the individual companies' financial conditions and liquidity. As a result of this review, we recorded an impairment expense of $937,000 as of June 30, 2001. We will continue to analyze these investments for evidence of further impairment in light of overall market conditions that have resulted in lower valuations and economic challenges for private companies and it is reasonably possible that future events will lead us to reduce the carrying value of these investments.

9.       RELATED PARTY TRANSACTIONS

         We purchase certain information included in our databases from a subsidiary of a stockholder. Hoover's paid approximately $161,000 and $195,000 during the three months ended June 30, 2001 and 2000, respectively. We had outstanding amounts payable of approximately $0 and $61,000 at June 30, 2001, and March 31, 2001, respectively, to a vendor who is also a stockholder.

         We have a commitment from a stockholder to purchase from us at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through April 30, 2004, of which approximately $900,000 remains. For the quarter ended June 30, 2000, we recognized $275,000, of advertising revenues pursuant to this agreement. We did not recognize any revenue under this agreement in the quarter ended June 30, 2001. We have recorded a total of $1,080,000 revenue under the terms of this agreement since inception.

         We have notes outstanding to a former Powerize shareholder that we assumed as part of the acquisition. As of June 30, 2001, the balance of these notes, plus accrued interest, were $760,000.

         We have a strategic relationship with the Fortune Group, an affiliate of one of our shareholders. This agreement includes advertising, e-commerce, serving fees, and co-branding revenue. For the quarter ended June 30, 2001, Hoover's recognized advertising revenue of $125,000 and approximately $9,000 in licensing co-brand and e-commerce revenue.

10.      SUBSEQUENT EVENTS

         On August 1, 2001, Hoover's paid in full a note held by a former investor of Powerize, principal balance plus accrued interest of $10,000, totaling $760,000, which had been assumed as part of the acquisition of Powerize.

11.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, BUSINESS COMBINATIONS, ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all of the Company's acquisitions have been accounted for under the purchase method of accounting, as such, the Company does not expect the adoption of Statement 141 to have a material impact on its financial statements.

         Also in July 2001, the FASB issued Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Qualifying intangible assets other than goodwill must be amortized over their estimated useful lives. The provisions of Statement 142 allow for early adoption for any company with a fiscal year beginning after March 15, 2001, with a required adoption for companies with fiscal years beginning after December 15, 2001. Hoover's has chosen not to early adopt this Statement and will therefore adopt in fiscal year 2003. The Company is currently analyzing the impact that the adoption of Statement 142 will have on its financial statements. It is possible that the Company could experience impairment of other intangible assets that could require future charges.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HOOVER'S AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE HOOVER'S FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2001.

OVERVIEW

         At Hoover's, Inc. ("Hoover's"; Nasdaq: HOOV) we publish information about companies, industries, and their leaders to help our audience of businesspeople get their jobs done. We operate Hoover's Online ("HOL"), located at http://www.hoovers.com, an online information resource for businesspeople, as well as five additional sites addressing the needs of businesspeople in France, Germany, Italy, Spain and the U.K., through our London-based subsidiary, Hoover's Online Europe Limited ("HEU"). We also license our information to third parties and publish books and CD-ROMs.

         Our core asset is a proprietary database of authoritative and useful business information regarding what we believe to be the world's largest, most influential and fastest-growing companies and industries and the people who lead them. Our database, combined with third-party business information, news, a collection of selected links to third-party information and product information, as well as business travel, personal finance and career tools, helps businesspeople answer their questions and get their jobs done.

         Our proprietary editorial content is a recognized source of engagingly written and useful information on more than 17,000 public and private enterprises worldwide and more than 300 industries. We have a staff of approximately 90 researchers, writers, editors and online producers dedicated exclusively to creating and publishing Hoover's database of business information. We believe that we have one of the largest online databases of company-specific information measured in terms of both breadth and depth of coverage, and we continually expand and update our database. Our database is complemented by third-party company databases and information, including Dun & Bradstreet, Harris InfoSource, infoUSA.com, Market Location, Media General Financial Services and Mergent FIS which allow our users to access a greater amount of information. We also provide information on initial public offerings through an online resource called IPO Central (located within HOL and at www.ipocentral.com), collections of industry information and links, executive biographical information, and feature stories, news, career information, personal finance information and SEC documents as well as access to various research reports through our online Hoover's Information Marketplace. Additionally, we offer proprietary searching and sorting tools, as well as personal alert tools to make our information more useful to businesspeople.

         HOL provides millions of businesspeople with timely and reliable proprietary and aggregated information and technology based research tools, which allow them to get answers to their questions and make informed decisions. Our online business information service provides tiered free and for-pay access. Advertising supports free access, while our subscription service has attracted 293,000 paid seats, generated by individual subscriptions and 7,077 enterprise accounts. We also provide an e-commerce marketplace in which both our free and for-pay users can purchase business information, products and services.

         HOL provides high-quality, proprietary business information via the Internet and hand-held Web-enabled devices, such as personal digital assistants and mobile telephones, to the businessperson who seeks answers to specific business-related questions about companies, industries and the people who lead them. Our customers use our information for their professional endeavors, including lead generation and qualification, financial and competitive research, as well as for their personal activities, including career development and personal investment. We believe we provide our advertisers with a large, demographically desirable business audience, who, as a group, are affluent, highly educated and willing to conduct business over the Internet. HEU leverages Hoover's proprietary information database and technology, aggregated with country-specific content, to deliver similar business information to our European users in English and their native languages. We also license the Hoover's database of proprietary company information to third parties such as Bloomberg, Dow Jones, LexisNexis, Microsoft Network, and Reuters.

         We generate revenues from the following sources:

               -    Individual and enterprise subscriptions;

               -    Advertising and e-commerce;

               - Licensing and syndication of our editorial content and tools; and

               - Sales of our proprietary company information in both CD-ROM and print.

         We believe that we were among the first companies to deploy a tiered pricing model on the Internet: advertising-supported free information, paid subscriptions for in-depth information, and pay-per-view e-commerce for specialized information in an online environment. Additionally, we receive licensing and syndication revenues from third parties for use of our content and tools. HOL attracted approximately 2.3 million unique visitors during the quarter ended June 30, 2001.

SUBSCRIPTION REVENUE

         We derive revenues from individual and enterprise subscriptions. Individual subscriptions are currently sold directly on our Web site for $29.95 per month or $199.95 per year. We periodically offer pricing discounts and promotions to new subscribers in order to introduce our product and services. These offers usually run for a short duration. We also offer annual enterprise subscriptions ranging from $1,800 for 5 seats to $45,000 for 1,000 seats per year. In addition, larger enterprise subscriptions are sold using a negotiated price, based on the estimated number of active seats. We recognize subscription revenues on a monthly basis, and we record annual individual and enterprise subscriptions as deferred revenues, which are amortized into revenues over the term of the subscription.

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

LICENSING AND SYNDICATION

         We have licensed portions of our database since 1991. Our customers range from traditional online service providers, such as Dow Jones and LexisNexis, to other Web sites, such as Yahoo! Finance and the Microsoft Network. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License fees are generally based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals. Licensing to these entities remains a key tactic, which allows us to reach new customers through expanded channels.

         After the acquisition of Powerize.com we operated the Hoover's NewsStand product that we acquired from Powerize. Revenue from this product has been included in licensing revenue. Subsequent to the end of the quarter, we discontinued this product because it was not a part of our core strategy and we were uncertain about our ability to license it to others beyond existing customers.

         The Hoover's Intelligence Monitor (HIM) service was an outgrowth of our acquisition of Powerize.com. Sales of this service did not meet our expectations and therefore we have elected to discontinue this product line. Revenues from HIM were not significant.

CD-ROM AND PRINT SALES

         We sell CD-ROMs and print products containing company information. We recognize these revenues when the goods are shipped. For our sale of CD-ROMs and print products, we provide an allowance for returns when the products are shipped.

COSTS AND EXPENSES

         Our cost of revenues includes editorial personnel costs, expenses associated with licensing of third-party content and tools, direct expenses associated with our Web site, such as hosting and other service fees, any commissions paid to advertising agencies, and technology costs associated with the delivery of advertising impressions and newsletters.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of net revenues:


                                                      -----------------------------------
                                                              THREE MONTHS ENDED:

                                                      -----------------------------------
                                                        June 30, 2001      June 30, 2000
                                                        -------------      -------------
  Revenues:
      Subscription revenue...............                     63%                45%
      Advertising and e-commerce.........                     21%                44%
      Licensing and syndication..........                     11%                 8%
      CD-ROM and print, net..............                      5%                 3%
                                                       ---------------     ---------------
  Net revenues...........................                    100%               100%
      Cost of revenues...................                     36%                38%
  Gross profit...........................                     64%                62%
  Expenses:
      Product development................                      4%                 9%
      Sales and marketing................                     27%                57%
      General and administrative.........                     40%                42%



       Amortization expense and impairment of
         goodwill...........................                  77%                --
      Non-cash compensation..............                      1%                1%
                                                       ---------------     ---------------
  Total expenses.........................                    149%              109%
  Operating loss.........................                    (85%)             (47%)
  Interest income........................                      5%               12%
  Interest expense.......................                     --
  Loss on strategic investments............                  (12%)              --
                                                       ---------------     ---------------
  Net loss ..............................                    (92%)             (35%)
                                                       ===============     ===============

         REVENUES. Net revenues for the three months ended June 30, 2001, increased 18% to $8.1 million, from $6.9 million for the three months ended June 30, 2000.

         Our subscription revenues increased 67% to $5.1 million for the three months ended June 30, 2001, from $3.1 million for the comparable quarter one year ago. This increase in revenues is due to the increase in the number of paid seats associated with individual subscribers and enterprise accounts. Paid seats grew 18% to 293,000 as of June 30, 2001, from approximately 248,000 as of June 30, 2000. This reflects our change in strategy to encourage more enterprise subscribers and the price changes that were initiated in the December 2000 quarter. For the three months ended June 30, 2001, Hoover's Online attracted 2.3 million unique visitors, who accounted for approximately 95 million page views, compared to 2.8 million unique visitors and 86.1 million page views during the three months ended June 30, 2000. Subscription revenue represented 63% of net revenues for the three months ended June 30, 2001, compared to 45% of net revenues in the year-ago period.

         Sales leads provided by the traffic to our Web site and our increased number of salespeople contributed to the increase in new enterprise subscription accounts. As of June 30, 2001, we had 7,077 enterprise accounts compared to 2,927 enterprise accounts as of June 30, 2000, representing an increase of 142%.

         Revenues from advertising and e-commerce decreased 44% to $1.7 million for the three months ended June 30, 2001, from $3.0 million for the three months ended June 30, 2000. This decline reflects the significant decline in the advertising industry that has taken place in the past year. Advertising and e-commerce represented 21% of net revenues for the three months ended June 30, 2001, compared to 44% of net revenues in the year-ago period.

         Licensing revenues increased 77% to $925,000 for the three months ended June 30, 2001, from $524,000 for the three months ended June 30, 2000. The increase is due primarily to our acquisition of Powerize.com, which resulted in increased revenues from the licensing of our NewsStand product, of $356,000, as well as higher royalties from certain existing licensing customers. In general, royalty payments are based on use of Hoover's content or other revenue-sharing arrangements. Licensing revenue represented 11% of net revenues for the quarter ended June 30, 2001, compared to 8% of net revenues in the year-ago period.

         Revenues from CD-ROM and print products increased 57% to $357,000 for the three months ended June 30, 2001, from $228,000 for the three months ended June 30, 2000. This is due to the timing of publications during the quarter. However, Print and CD-ROM revenue is expected to remain flat through this fiscal year. Print and CD revenue represented 5% of net revenues for the quarter ended June 30, 2001, compared to 3% of net revenues in the year-ago period.

         COST OF REVENUES. Cost of revenues for the three months ended June 30, 2001, increased 13% to $3.0 million, from $2.6 million in the three months ended June 30, 2000. The increase in cost of revenues was primarily due to an increase in compensation for existing and new editorial and Web site maintenance personnel, increased costs of Web site hosting, as well as increases in expenses associated with third-party content, most notably that associated with content arrangements that were assumed pursuant to our acquisition of Powerize. As a percentage of revenues, cost of revenues for the three months ended June 30, 2001, was lower, at 36% of revenues, compared to 38% in the year-ago period. This decrease occurred primarily because the editorial costs associated with creation and maintenance of the company database and certain third-party content costs are relatively fixed without regard to the level of revenues.

         PRODUCT DEVELOPMENT. Product development expenses for the three months ended June 30, 2001, decreased 51% to $303,000, from $623,000 in the three months ended June 30, 2000. This decrease was due to a decline in consulting expenses associated with product development as projects have been completed and offset by amortization associated with the capitalization of approximately $1.7 million of Web site development costs in accordance with EITF 00-2, Accounting for Web-Site Development Costs. We expect that these capitalized costs will be amortized over their service period of 24 months as the projects are completed.

         SALES AND MARKETING. Sales and marketing expenses for the three months ended June 30, 2001, decreased 44% to $2.2 million, from $3.9 million for the three months ended June 30, 2000. The decrease in sales and marketing expenses was due to a significant decline in spending for advertising and marketing as a consequence of the soft advertising industry. This was somewhat offset by an increase in the number of enterprise sales representatives and an increase in commissions as a result of higher subscription revenues as the company changes its focus to subscription revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 2001, increased 13% to $3.2 million, from $2.9 million for the three months ended June 30, 2000. The increase was primarily due to an increase in salaries of existing executive and administrative staff, as well as the addition of administrative and finance personnel. General office expenses increased due to facility expansion in Austin, as well as higher occupancy operating costs in New York, San Francisco and Europe. Bad debt expense increased as the collectibility of certain of our accounts receivables is uncertain due to the economic downturn. Depreciation increased due to an increase in capital expenditures and credit card processing fees increased due to a higher volume of subscription payments and other transactions.

         IMPAIRMENT OF GOODWILL AND INTANGIBLES. We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, the Company determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of the prior fiscal year. Recent events involving the decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment and as a result, we further reduced the carrying amount of these intangible assets in the first fiscal quarter of 2002. In addition to recording $407,000 of amortization expense for the quarter, we recorded an impairment charge of $5.8 million during the June quarter to write down the goodwill and other intangibles.

         IMPAIRMENT OF STRATEGIC INVESTMENTS. Hoover's has made equity investments in several companies, both private and public, that it considers to be strategic in nature. We review the carrying amount of these investments on a continuous basis. We consider publicly traded prices for comparable companies, overall market conditions, the current status of business plans as well as the individual companies' financial conditions and liquidity. As a result of this review, we recorded an impairment expense of $937,000 as of June 30, 2001. We will continue to analyze these investments for evidence of further impairment in light of overall market conditions that have resulted in lower valuations and economic challenges for private companies and it is reasonably possible that future events will lead us to reduce the carrying value of these investments.

         INTEREST INCOME AND EXPENSE. Interest income for the three months ended June 30, 2001, decreased 49% to $403,000, from $792,000 for the three months ended June 30, 2000. The decrease was due to our decreases in cash balances and short-term investments as well as lower interest rates. Interest expense for the three months ended June 30, 2001 increased to $19,000 from $2,000 for the three months ended June 30, 2000 due to interest associated with debt acquired as part of the acquisition of Powerize.

         TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through June 30, 2001. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         We generated $1.6 million net cash in operating activities during the three months ended June 30, 2001, compared to a use of $1.4 million in the three months ended June 30, 2000. Net cash generated in operating activities resulted primarily from increases in deferred revenues.

         As of June 30, 2001, we had $31.0 million of cash, cash equivalents and short-term investments. Our principal commitments at June 30, 2001, consisted of obligations under capital leases, notes and accounts payable, as well as accrued expenses. Our accounts payable balance as of June 30, 2001, was $1.3 million, which consisted of short-term accounts, due within 30 days, and commissions due to employees. Our accrued expenses of $3.6 million primarily includes amounts due to vendors for advertising, marketing, and professional expenses for which we have not been invoiced as well as unused vacation due to employees. At June 30, 2001, we had $760,000 of debt outstanding to a stockholder as a result of our acquisition of Powerize.com, which we paid in August 2001. As of June 30, 2001, we had deferred revenue recorded of $6.4 million, which represents upfront payments, primarily related to annual subscriptions to Hoover's Online for which the earnings process has not been completed.

         In May 2001, we moved our primary operation and headquarters into new office space in Austin, Texas, thus commencing a non-cancelable operating lease that includes total minimum payments of $11.2 million, plus operating expenses, over a 10-year term.

         During the three months ended June 30, 2001, we made fixed assets purchases as the result of leasehold improvements and equipment associated with the office relocation.

         We may in the future pursue additional acquisitions of businesses, products and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

         We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Beyond the next 12 months, our significant commitments consist of repayment of lease commitments for facilities and telephone equipment. We may invest in sales and marketing promotions, and invest in more investor relations activities to meet the needs of a public company. Although we currently expect to meet the cash requirements of such commitments, expenditures and ongoing operating expenses from working capital, in order to meet our long-term liquidity needs, we may need or choose to raise additional funds, seek an additional credit facility or seek other financing arrangements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

         We incurred net losses for each of the previous fiscal years and net losses of $7.4 million for the three months ended June 30, 2001. At June 30, 2001, we had an accumulated deficit of $62.5 million. We anticipate decreasing our losses with higher revenues and have taken steps to reduce operating expenses in an effort to achieve positive results. We may make further investments to enhance our services and to take advantage of growth opportunities. However, if our revenues do not increase or if we continue to spend a disproportionate share of our revenue for operating costs, we may not achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.


OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS THAT MAY NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

         Our quarterly operating results may fluctuate significantly in the future due to a variety of factors. These include the following factors, which are generally outside of our control:

               - seasonal trends relating to subscriber usage of our services;

               - the demand for advertising and seasonal trends relating to advertising spending, particularly on the Internet;

               - the extent to which we experience increased competition in the markets for business information and advertising to a business audience, and

               - economic conditions specific to the online publishing industry, as well as general economic and market conditions.

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

OUR FAILURE TO SIGNIFICANTLY INCREASE THE NUMBER OF OUR SUBSCRIBERS OR RETAIN OUR CURRENT SUBSCRIBERS WOULD ADVERSELY AFFECT OUR BUSINESS.

         Our future success is highly dependent on attracting companies and businesspeople that are willing to pay money to subscribe to online business information services. We believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services help attract or retain visitors and subscribers. If the market for individual and company-wide subscription-based online business information services develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

         We also believe that our long-term success depends on our ability to retain a substantial portion of our existing subscribers. We continue to invest significant resources in our database, tools, customer experience, network infrastructure and customer and technical support capabilities. We cannot be certain that these investments will maintain or improve subscriber retention. In addition, as Internet subscribers are offered competing information products and services they may discontinue or limit their use of our services. Any loss of significant numbers of subscribers would have a material adverse effect on our business, operating results and financial condition.

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

CONTINUED DETERIORATION OF THE MARKET FOR ADVERTISING, PARTICULARLY ONLINE ADVERTISING, OR OUR FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING AND E-COMMERCE ENVIRONMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

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

         To expand our audience, we have entered into relationships to integrate customized versions of our company information into frequently visited and well-known Web sites, such as America Online, Fortune, the Microsoft Network, Financial Times and Yahoo!. These relationships may also provide links back to Hoover's Online. The success of each of our marketing relationships depends on the amount of increased viewer traffic we receive from that organization's Web site. These relationships may not generate the number of new viewers that we expect. Termination of our marketing relationships may decrease our brand awareness resulting in a fewer number of visitors to our Web site, which may adversely affect our revenues.

GENERAL ECONOMIC CONDITIONS MAY NEGATIVELY IMPACT OUR OPERATIONS.

         A broad-based recession can cause business and individual customers to delay or forego entirely investments in value-added business information products such as ours. Similarly, companies often drastically reduce advertising expenditures in anticipation of an economic downturn. Thus, a recession in the United States may have a material adverse effect on each of our revenue streams. A general slowdown in the economy can cause businesses to reduce discretionary spending in areas such as advertising and with business information providers as well as create greater risk of business failure among existing customers. We have experienced these effects in the last several quarters as a result of the recent slowdown in the U.S. economy.

INCREASED COMPETITION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         The market for business information in general and for the online services and tools offered on Hoover's Online is highly competitive. Many Web sites and business information providers compete for the attention and spending of businesspeople and advertisers. We expect this competition to continue to increase. We compete for subscribers, visitors, licensing and syndication customers, advertisers, and content providers with many types of companies, such as:

               - subscription business information aggregators, such as Dialog (a subsidiary of Thomson), Factiva, LexisNexis and OneSource;

               - subscription Web sites focused on business, such as The Wall Street Journal Interactive Edition;

               - providers of company information, such as Dun & Bradstreet, Market Guide (a division of Multex) and Standard & Poor's;

               - providers of proprietary business information, such as Bloomberg Business News, Dow Jones and Reuters News Service;

               - other free Web sites with a business orientation such as Business.com and Office.com.; and

               - consumer Web portals such as Netscape and Yahoo! that provide selected business information.


We also compete with a number of organizations with which we have other business relationships, including AOL Time Warner, Bloomberg, Dow Jones, LexisNexis, Microsoft Network, Multex, Reuters and Yahoo!. We form strategic relationships with these organizations in order to increase the size of our audience by introducing Hoover's Online to a greater number of people. Hoover's information is valued by these organizations and is licensed to them. If these entities view us as a substantial competitive threat, they may not renew any strategic relationship agreements currently in place and our audience may decrease.

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

GROWTH IN OUR FUTURE OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

         We have experienced growth in our operations and are currently considering and may pursue other growth opportunities. This growth has placed a significant strain on our managerial, operational and financial resources. As a result, we will need to continue to improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales and marketing personnel. We will also need to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results and financial condition could be materially adversely affected.

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

         We currently have a European operation in London which focuses on reaching non-U.S.-based customers with native-language versions of Hoover's Online. To date, we have only limited experience in developing localized versions of our products, and marketing and operating our products and services internationally.

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

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

         Our future success will depend, in substantial part, on the continued service of our senior management, particularly Patrick J. Spain, our Chairman of the Board, and Jeffrey R. Tarr, our Chief Executive Officer and President. The Company has entered into employment agreements with these individuals, but such individuals may terminate their employment with the Company upon 30 days' prior written notice pursuant to the terms of these agreements. We have also entered into an employment agreement with Gehan Talwatte, Managing Director of our Hoover's Online Europe Limited subsidiary, but Mr. Talwatte may terminate his employment agreement upon three months' prior written notice. No other member of our senior management has entered into an employment agreement with us, other than agreements providing for limited severance payments in the event of termination other than for cause. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified sales, technical, customer support, financial and accounting and managerial personnel. There is competition for these qualified personnel, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we may continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

         We cannot assure you that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally developed intellectual property or licenses or content from third parties. Due to the global nature of the Internet, we may be subject to such claims asserted under the laws of foreign countries, which may differ substantially from United States laws. Any future assertions or prosecutions could materially adversely affect our business, operating results and financial condition. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to introduce new content or trademarks, develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event a claim of infringement is successful and we fail or are unable to introduce new content, develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, operating results and financial condition could be materially and adversely affected.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

         As of June 30, 2001, we had 15,373,175 shares of common stock outstanding, net of treasury stock, excluding 3,549,767 shares subject to options outstanding as of such date under our stock option plans. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Various holders of our common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock. Future sales of our common stock may depress our stock price and might make it more difficult for us to sell equity securities in the future at a time and price that we otherwise might deem appropriate.

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

ITEM 2:           PROPERTIES

         Our corporate headquarters is located in Austin, Texas, at 5800 Airport Blvd., where we occupy 59,439 square feet, with a commitment by Hoover's to expand to 77,735 square feet within the next year, under a lease that expires in April 2011. As of August 1, 2001 we lease a 2,300-square-foot office in Manhatten, New York at 1700 Broadway. We also lease 1,725 square feet in San Francisco, California, at 605 Market Street and through our HEU subsidiary, 1,675 square feet in London, U.K., at 5 Lambton Place. We consider our properties to be suitable and adequate for our present needs.

ITEM 3.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, became effective July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $1 million, were $48 million. The Company has used approximately $15.1 million of the net offering proceeds for working capital purposes, $6.7 million for the purchase and installation of computer and related equipment and software and $26.1 million has been invested in money market funds backed by government securities and other short-term, investment-grade, interest-bearing instruments pending further application of such proceeds.

ITEM 4.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 5.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         We held a Special Stockholders' Meeting on May 24, 2001, in Austin, Texas. At that meeting, a proposal to reduce the number of shares of our common stock authorized from 150,000,000 to 50,000,000 was submitted to our stockholders. The proposal was submitted to a vote of our stockholders of record as of March 26, 2001 (a total of 15,438,828 shares were outstanding as of such date.) The proposal received 13,070,021 votes for, 6,490 votes against, with 45,250 abstentions. Consequently, the proposal passed, and an amendment to our Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State reflecting the reduction in authorized shares.

ITEM 6.           OTHER INFORMATION

         None.

ITEM 7.           EXHIBITS

10.1 Employment Agreement dated May 22, 2001, between Hoover's, Inc. and Jeffrey R. Tarr, (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.2 Employment Agreement dated May 23, 2001, between Hoover's, Inc. and Patrick J. Spain, (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.3 Employment Agreement dated May 10, 2000, between Hoover's Online Europe Limited and Gehan Talwatte.

10.4 Form of Severance Agreement entered into as of May 9, 2001 entered into with executive officers Lynn Atchison, Tom Ballard, Kris Rao, Carl Shepherd and Jani Farlow Spede (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HOOVER'S, INC


     August 14, 2001                      /s/ Jeffrey R. Tarr
---------------------------    -------------------------------------------------
          Date                             Jeffrey R. Tarr
                                        CHIEF EXECUTIVE OFFICER
                                             AND PRESIDENT
                                     (PRINCIPAL EXECUTIVE OFFICER)


     August 14, 2001                       /s/ Lynn Atchison
---------------------------    -------------------------------------------------
         Date                               Lynn Atchison
                                       SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)