Form 10-Q
period 2001-09-30
HOOVERS INC
filed 2001-11-14
CIK 1036584

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from_____________________ to__________________________

Commission file number:_________________________________________________________

                                 HOOVER'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   74-2559474
--------------------------------------------------------------------------------
   (State or other jurisdiction
 of incorporation or organization)          (I.R.S. Employer Identification No.)

       5800 Airport Blvd, Austin, Texas                           78752
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No



  As of September 30, 2001, 15,266,745 shares of the registrant's common stock were outstanding, net of 548,833 shares of Treasury Stock.
--------------------------------------------------------------------------------

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------

PART I.      FINANCIAL INFORMATION

ITEM 1       Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets as of September 30, 2001, and March 31, 2001...........2

             Consolidated Statements of Operations for the three and six months ended
               September 30, 2001 and 2000......................................................3

             Consolidated Statements of Cash Flows for the six months ended
               September 30, 2001 and 2000......................................................4

             Notes to Consolidated Financial Statements.........................................5

ITEM 2       Management's Discussion and Analysis of
               Financial Condition and Results of Operations....................................7

ITEM 3       Quantitative and Qualitative Disclosures About Market Risk........................22

PART II.     OTHER INFORMATION

ITEM 1       Legal Proceedings ................................................................22

ITEM 2       Properties........................................................................22

ITEM 3       Changes in Securities and Use of Proceeds ........................................22

ITEM 4       Defaults Upon Senior Securities ..................................................23

ITEM 5       Submission of Matters to a Vote of Securities Holders ............................23

ITEM 6       Other Information ................................................................23

ITEM 7       Exhibits and Reports on Form 8-K..................................................23

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                                 HOOVER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30, 2001  MARCH 31, 2001
                                                                                ------------------  --------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.....................................................          $ 29,914        $ 30,533
  Accounts receivable, less allowance for doubtful accounts of
    $339 and $1,288 at September 30 and March 31, 2001, respectively............             2,987           4,352
  Book inventory, less allowances for excess and obsolete inventory of
    $27 and $46 at September 30 and March 31, 2001, respectively................               156             120
  Prepaid expenses and other current assets.....................................               963             472
                                                                                -----------------------------------

Total current assets............................................................            34,020          35,477
Property, plant and equipment:
  Furniture and fixtures........................................................             1,792           1,434
  Computer and office equipment.................................................             7,123           6,786
    Capitalized web site development costs......................................             1,016           1,812
    Leasehold Improvements......................................................             1,310             914
  Equipment under capital lease.................................................                               147
                                                                                -----------------------------------

  Less accumulated depreciation.................................................            (6,004)         (4,333)
                                                                                -----------------------------------

Total property, plant and equipment.............................................             5,237           6,760

Intangible assets...............................................................                89           6,315
Other assets....................................................................                76           2,610
                                                                                -----------------------------------
Total assets....................................................................          $ 39,422        $ 51,162
                                                                                ===================================
Current liabilities:
  Accounts payable and commissions..............................................          $    961        $  1,834
  Accrued expenses..............................................................             3,959           3,422
    Notes payable...............................................................                --           1,015
  Deferred revenue..............................................................             6,922           5,235
                                                                                -----------------------------------

Total current liabilities.......................................................            11,842          11,506

Obligations under capital leases, less current portion..........................                15              31
                                                                                -----------------------------------
Total liabilities...............................................................            11,857          11,537

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 and 150,000,000 shares authorized,
  15,815,578 and 15,755,328 shares issued at September 30 and March 31, 2001,
  respectively..................................................................               158             158
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares
    issued at September 30, 2001 and March 31, 2001, respectively...............                --              --
  Additional paid-in capital....................................................            95,919          95,535
  Unearned stock compensation...................................................              (185)           (331)
  Cumulative translation adjustment.............................................               (30)            (25)
  Accumulated deficit...........................................................           (67,096)        (55,106)
  Treasury stock at cost-- 548,833 shares and 323,500 shares at September 30
    and March 31, 2001, respectively............................................            (1,201)           (606)
                                                                                -----------------------------------

Total stockholders' equity......................................................            27,565          39,625
                                                                                -----------------------------------

Total liabilities and stockholders' equity......................................          $ 39,422        $ 51,162
                                                                                ===================================

         SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                ---------------------------------------------------------------

                                                SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                --------------  -------------- --------------  -------------
                                                     2001            2000           2001            2000
                                                     ----            ----           ----            ----

Revenues:
  Subscriptions.................................      $5,272         $3,428         $10,384         $6,492
  Advertising and e-commerce ...................       1,338          3,051           3,049          6,097
  Licensing and syndication ....................         841            888           1,766          1,412
  CD-ROM and print, net.........................         111            151             468            379
                                                ------------------------------------------------------------

Net revenues....................................       7,562          7,518          15,667         14,380
  Cost of revenues..............................      (2,658)        (3,648)         (5,616)        (6,263)
                                                ------------------------------------------------------------

Gross profit....................................       4,904          3,870          10,051          8,117
Expenses:
  Product development...........................       1,171            717           1,474          1,341
  Sales and marketing...........................       2,336          5,347           4,533          9,256
  General and administrative....................       4,291          3,710           7,522          6,565
  Amortization and impairment of goodwill and             11            856           6,226            856
    intangibles.................................
  Non-cash compensation.........................         367            225             441            317
                                                ------------------------------------------------------------
Total expenses..................................       8,176         10,855          20,196         18,335
                                                ------------------------------------------------------------

Operating loss..................................      (3,272)        (6,985)        (10,145)       (10,218)
Interest income ................................         286            732             689          1,524
Interest expense................................          (6)           (40)            (25)           (41)
Loss on strategic investments...................      (1,571)          (695)         (2,509)          (695)
                                                ------------------------------------------------------------

Net loss........................................     $(4,563)       $(6,988)       $(11,990)       $(9,430)
                                                ============================================================

Basic and diluted net loss per share............      $(0.30)        $(0.47)         $(0.78)        $(0.68)
                                                ============================================================

Shares used in computation of basic and diluted
  loss per share................................  15,374,306     14,768,860      15,389,134     13,786,089

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                                         2001           2000
                                                                                -----------------------------------

Operating activities
Net loss........................................................................          $(11,990)        $(9,430)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation..................................................................             1,671           1,016
  Amortization and impairment of goodwill and intangibles.......................             6,226           1,155
  Loss on strategic investments.................................................             2,509             695
    Non-cash compensation.......................................................               295               -
    Non-cash write-down of internal use software................................               730               -
  Amortization of unearned stock compensation...................................               146             317

  Changes in operating assets and liabilities:
    Accounts receivable.........................................................             1,365          (1,972)
    Inventories.................................................................               (35)            (42)
    Prepaid expenses and other current assets...................................              (491)           (448)
    Other assets................................................................                18          (5,828)
    Accounts payable and commissions............................................              (873)         (1,513)
    Accrued expenses............................................................               537           1,526
    Other liabilities...........................................................                 -              48
    Deferred revenue............................................................             1,687             528
                                                                                -----------------------------------
Net cash provided by (used in) operating activities.............................             1,795         (13,948)

Investing activities
Purchases of property, plant and equipment......................................              (878)         (2,781)
Purchase of business, net of cash acquired......................................                 -          (2,190)
Sales of short-term securities..................................................                 -           8,025
                                                                                -----------------------------------

Net cash provided by (used in) investing activities.............................              (878)          3,054

Financing activities

Payments on notes payable.......................................................            (1,015)         (1,573)
Payments on capital leases......................................................               (16)             (8)
Net proceeds from capital stock transactions....................................                90           5,394
Purchase of Treasury Stock......................................................              (595)              -
                                                                                -----------------------------------

Net cash provided by (used in) financing activities.............................            (1,536)          3,813

Decrease in cash and cash equivalents...........................................              (619)         (7,081)
Cash and cash equivalents at beginning of period................................            30,533          42,881

Cash and cash equivalents at end of period......................................           $29,914         $35,800

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim financial statements for the three and six months ended September 30, 2001 and 2000, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.

         The balance sheet at September 30, 2001, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

         For further information, refer to the financial statements and related notes included in our Annual Report filed on Form 10-K.

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

4.       CAPITAL STOCK AND STOCK PLANS

         During the quarters ended September 30, 2001 and 2000, $367,000 and $225,000 was amortized to non-cash compensation expense, respectively. The remaining unearned compensation will be recognized as non-cash compensation expense over the remaining vesting period of the options of approximately two years. Of the $367,000 of non-cash compensation expense in the quarter ended September 30, 2001, a charge of $295,000 was related to the acceleration of vesting of and the extension of time to exercise certain options associated with the resignation of the Executive Chairman.

5.       STOCK BUYBACK

         On December 22, 2000, Hoover's announced it had received Board approval of a plan to buy back up to 10% of the outstanding shares of its common stock, based on the price and general market conditions. In the quarter ended September 30, 2001, Hoover's repurchased 143,333 shares at an average price of $2.49 per share. From the inception of the program through September 30, 2001, 398,833 shares have been repurchased, at an average price of $2.63, increasing total Treasury Stock to 548,833 shares.

6.       BUSINESS COMBINATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

         We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, the Company determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of the prior fiscal year. Recent events involving the decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment and as a result, we further reduced the carrying amount of these intangible assets in the first fiscal quarter of 2002. In addition to recording $407,000 of amortization expense for the quarter, we recorded an impairment charge of $5.8 million during the June quarter to write down the goodwill and other intangibles. As of September 30, 2001 we have $89,000 of net intangibles and no goodwill.

7.       RESTRUCTURING ACTIVITY

         In March 2001, upon approval of the Board of Directors, management adopted a restructuring plan to consolidate operations of the organization. The plan included the relocation of 16 of the 33 employees from the Reston, Virginia, and Linthicum, Maryland, locations to the Austin, Texas, headquarters. The employees terminated were primarily in engineering and administrative positions. Facilities consolidation charges were incurred in connection with the closure of the two facilities for payments required under lease contracts, less any sublease income. During the year ended March 31, 2001, Hoover's accrued $344,000 in costs associated with this restructuring, which was included in general and administrative expense. The costs are not associated with the generation of future revenues and have no future economic benefit. No obligation remains as of September 30, 2001.

         In addition, during the quarter ended September 30, 2001, we reduced headcount by approximately 20% through a combination of attrition, a reduction in staff in the United States and the closing of the London office (Hoover's Online Europe Limited). This resulted in the termination of approximately 30 employees, primarily in product, general and administrative and sales positions. Severance and other costs associated with the resignation of an executive and other costs associated with the headcount reduction are included in the table below and will be paid over the next four quarters. These actions resulted in a one-time restructuring charge of $1.5 million which was included primarily in general and administrative expenses, with minimal employee separation costs included in product development and sales and marketing expense. There was also a one-time write down of furniture and equipment of approximately $200,000 associated with the office in London which is reflected in higher depreciation for the September quarter. The company continues to serve non-U.S. markets through sales agencies, the Internet and telesales. Other cost reductions were concentrated in general and administrative and other areas that do not directly contribute to revenue. The following table presents the allocation of the expenses accrued and the remaining restructuring accruals as of September 30, 2001 (in thousands).

                                                    EMPLOYEE
                                                   SEPARATION
                                   FACILITY        AND OTHER
                                CONSOLIDATION         COSTS            OTHER           TOTAL
                                --------------    --------------    -------------    ------------
Balance at September 30, 2001...     $ 30              $ 312            $363            $ 705

  Cash activity.................        0                  0               0                0
  Non-cash activity.............       --                 --              --               --
                                --------------    --------------    -------------    ------------
Balance at September 30, 2001...     $ 30              $ 312            $363             $705
                                --------------    --------------    -------------    ------------

8.       LONG-TERM INVESTMENTS

         Hoover's has made equity investments in several companies, both private and public, that it considers to be strategic in nature. We review the carrying amount of these investments on a continuous basis. We consider publicly traded prices for comparable companies, overall market conditions, the current status of business plans as well as the individual companies' financial conditions and liquidity. As a result of this review, we recorded an impairment expense of $1.6 million for the quarter ended September 30, 2001 in addition to $938,000 recorded in the quarter ended June 30, 2001. As of September 30, 2001, the carrying value of these investments is $67,000. We will continue to analyze these investments for evidence of further impairment in light of overall market conditions that have resulted in lower valuations and economic challenges for private companies and it is reasonably possible that future events will lead us to reduce the carrying value of these investments.

9.       RELATED PARTY TRANSACTIONS

         We purchase certain information included in our databases from a subsidiary of a stockholder. Hoover's paid approximately $155,000 and $128,000 during the three months ended September 30, 2001 and 2000, respectively. We had outstanding amounts payable of approximately $41,000 and $61,000 at September 30, 2001, and March 31, 2001, respectively, to this vendor.

         We have a commitment from a stockholder to purchase from us at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through April 30, 2004, of which approximately $900,000 remains. We recognized $0 and $245,000 of revenues pursuant to this agreement for the quarters ended September 30, 2001 and September 30, 2000, respectively. We have recorded approximately $1.1 million in revenue under the terms of this agreement since inception.

         On August 1, 2001, Hoover's paid in full a note held by a former investor of Powerize.com, principal balance plus accrued interest of $10,000, totaling $760,000, which had been assumed as part of the acquisition of Powerize.com.

         We have a strategic relationship with the Fortune Group, an affiliate of one of our shareholders. This agreement includes advertising, e-commerce, serving fees, and co-branding revenue and expenses. For the quarter ended September 30, 2001, Hoover's recognized approximately $137,000 in revenue and $102,000 in expenses.

         Hoover's also has a strategic relationship agreement with a company in which we hold an equity interest. This agreement includes mutual cobrands, with Hoover's serving as the exclusive sales agent for advertising, sponsorship and e-commerce opportunities on all Web pages. During the quarters ended September 30, 2001 and 2000, we paid $38,000 and $30,000 under this agreement.

10.      CAPITALIZED WEB SITE DEVELOPMENT COSTS

         During the prior fiscal year we invested $1.8 million in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on Hoover's Online. These costs primarily included third party licenses and outside consulting. These costs were required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, Accounting for Web Site Development Costs.. As the projects were completed, we began a systematic amortization of $1.1 million in costs over a two-year period. The remaining balance of $730,000 related to design work for a more elaborate e-commerce transaction engine. We evaluated the return associated with the completion of this project and determined that in today's environment, the future costs associated with this project were not justified. During the quarter ended September 30, 2001, we incurred a charge of $730,000 to write off these costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HOOVER'S AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE HOOVER'S PROSPECTUS DATED JULY 20, 1999, AND FORM 10-K FOR THE YEAR ENDED MARCH 31, 2001.

OVERVIEW

         Hoover's, Inc. ("Hoover's"; Nasdaq: HOOV) is a provider of business information. We operate Hoover's Online ("HOL"), located at http://www.hoovers.com, an online information resource for businesspeople.

         Our core asset is our proprietary editorial content, which is a recognized source of engagingly written and useful information on more than 17,000 public and private enterprises worldwide and more than 300 industries. We have a staff of approximately 90 researchers, writers, editors and online producers dedicated exclusively to creating and publishing Hoover's database of business information. Our database is complemented by third-party company databases and information, including Dun & Bradstreet, Harris InfoSource, infoUSA.com, Market Location, Media General Financial Services and Mergent FIS which allow our users to access a greater amount of information. We also provide collections of industry information and links, executive biographical information, and feature stories, news, and SEC documents as well as access to various research reports through our online Hoover's Information Marketplace. Additionally, we offer proprietary searching and sorting tools, as well as personal alert tools to make our information more useful to our customers.

         We believe Hoover's is the leading brand in business intelligence for sales, marketing and business development professionals and senior executives with similar needs. During turbulent times, we believe that people engaged in sales and business development activities have an increased need for intelligence on their customers, prospects and partners. We are focused on our core subscription business, which represented 70% of our revenues in the quarter ended September 30, 2001, and supplement our core business with revenues from licensing, advertising, e-commerce, books and CD-ROMs.

         During the quarter ended September 30, 2001, we had approximately
2.4 million unique users on Hoover's Online. Advertising supports free access, while our subscription service has attracted over 26,000 individual accounts and approximately 7,400 enterprise accounts. We also provide an e-commerce marketplace in which both our free and for-pay users can purchase business information, products and services.

         We generate revenues from the following sources:

         -  Individual and enterprise subscriptions;

         -  Advertising and e-commerce;

         -  Licensing of our editorial content and tools; and

         - Sales of our proprietary company information in both CD-ROM and print.

SUBSCRIPTION REVENUE

         We derive revenues from subscription that are sold directly online or by our telesales staff. Reflecting recent changes, we have single user subscriptions in the range of $29.95 - $49.99 per month or $199 - $399 annually, depending on the timing of the account acquisition and the product features. We also offer annual enterprise subscriptions ranging from $1,800 for 5 seats and $2,750 for 10 seats to $45,000 for 1,000 seats per year. We periodically offer pricing discounts and promotions to new subscribers in order to introduce our product and services. In addition, larger enterprise subscriptions are sold using a negotiated price, based on the estimated number of active seats. We recognize subscription revenues on a monthly basis, and we record annual individual and enterprise subscriptions as deferred revenues, which are amortized into revenues over the term of the subscription.

ADVERTISING AND E-COMMERCE

         We derive revenues from the sale of banner and button advertisements, sponsorships, and e-commerce opportunities on our Web site. Advertisement and sponsorship prices are based on a price per thousand impressions or a fixed monthly fee. Revenues are recognized either as the impressions are delivered, ratably over the contract period, provided that no significant obligations remain, or based on pre-established performance criteria. We also derive e-commerce revenues from advertisers and other partners that pay either a fee per transaction or a percentage of sales generated directly from their advertisement on our Web site or from their special sponsorship of an area within our Web site.

LICENSING

         We have licensed portions of our database since 1991. Our customers range from traditional online service providers, such as Dow Jones and LexisNexis, to Web sites such as the Microsoft Network. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License fees are generally based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals. Licensing to these entities remains a key tactic, which allows us to reach new customers through expanded channels and generate revenue.

         After the acquisition of Powerize.com on August 1, 2000, we operated the Hoover's NewsStand service. Revenue from this service has been included in licensing revenue. This service, with its focus on Lotus Notes delivery, was not core to our strategy of serving customers through the Internet, and in addition, was at risk in future quarters due to a dependency on a single customer, the Bureau of National Affairs (BNA). We were uncertain about our ability to license it to others beyond existing customers and chose to discontinue the service at the end of the quarter. Subsequent to September 30, 2001, we licensed the software, hosting and subscription management application to BNA. In connection with this license, BNA will now offer its publications directly to its customers, and will also launch an advertising relationship with Hoover's Online.

         Licensing revenues also included the Hoover's Intelligence Monitor
(HIM) service, which also was an outgrowth of our acquisition of Powerize.com. Sales of this service did not meet our expectations and therefore, in July of 2001, we elected to discontinue this product line. Revenues from HIM were not significant.

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

         Our product development expenses include technology personnel costs and related consulting fees. Also included is amortization of previously capitalized product development costs and any related write-off for software developed but not deployed.

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

         We continue to incur non-cash charges for compensation expense related to the valuation of options and deferral of related compensation expense in the fourth fiscal quarter of 1999. The deferred compensation will result in non-cash compensation expense over the four-year vesting period of these options. In addition, this expense includes non-cash charges for compensation expense related to changes in option terms.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of net revenues:

                                                      ========================  ======================
                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                      ------------------------  ----------------------
                                                         2001         2000          2001        2000
                                                      ------------  ---------   ----------  ----------
  Revenues:
      Subscription revenue...............                 70%          46%           66%         45%
      Advertising and e-commerce.........                 18%          40%           20%         42%
      Licensing and syndication..........                 11%          12%           11%         10%
      CD-ROM and print, net..............                  1%           2%            3%          3%
                                                      ------------  ---------   ----------  ----------
  Net revenues...........................                100%         100%          100%        100%
      Cost of revenues...................                 35%          49%           36%         44%
  Gross profit...........................                 65%          51%           64%         56%

  Expenses:
      Product development................                 15%          10%            9%          9%
      Sales and marketing................                 31%          71%           29%         64%
      General and administrative.........                 57%          49%           48%         46%
      Amortization of intangibles........                  0%          11%           40%          6%
      Non-cash compensation..............                  5%           3%            3%          2%
                                                      ------------  ---------   ----------  ----------
  Total expenses.........................                108%         144%          129%        127%
  Operating loss.........................                (43%)        (93%)         (65%)       (71%)
  Interest income........................                  4%          10%            4%         11%
  Interest expense.......................                  0%          (1%)           -           -
  Unrealized loss on investments.........                (21%)         (9%)         (16%)        (5%)
                                                      ===========   =========   =========   ==========
  Net loss ..............................                (60%)        (93%)         (77%)       (65%)
                                                      ===========   =========   =========   ==========

         REVENUES. Net revenues for the three months ended September 30, 2001, increased 1% to $7.6 million, from $7.5 million for the three months ended September 30, 2000. Net revenues for the six months ended September 30, 2001, increased 9% to $15.7 million from $14.4 million for the comparable six-month period in the prior year.

         Our subscription revenues increased 54% to $5.3 million for the three months ended September 30, 2001, from $3.4 million for the comparable quarter one year ago. Subscription revenues increased 60% to $10.4 million for the six-month period ended September 30, 2001, from $6.5 million for the comparable period one year ago. This increase in revenues is due to the increase in the number of business accounts, offset by the revenue lost from a decrease in individual accounts. We have increased the number of our enterprise accounts by 101% to 7,455 from 3,706 in September of last year. Sales leads, which were provided by the traffic to our Web site and our increased number of salespeople contributed to the increase in new enterprise subscription accounts. The decrease in the number of individual subscribers to 26,000 as of September
30, 2001, from 49,000 as of September 30, 2000, primarily reflects our change in strategy, initiated several quarters ago, to de-emphasize personal accounts in favor of higher-priced and longer-term multi-seat enterprise accounts. Enterprise accounts have an average contract of just under $2,000 and an average contract length of 12 months. Personal accounts have an average contract of approximately $150 and an average contract length of 9 months.

         Subscription revenue represented 70% of net revenues for the three months ended September 30, 2001, compared to 46% of net revenues in the year-ago quarter.

         Revenues from advertising and e-commerce decreased 56% to $1.3 million for the three months ended September 30, 2001, from $3.1 million for the three months ended September 30, 2000. For the six-month period ended September 30, 2001, advertising and e-commerce revenues decreased 50% to $3.0 million, from $6.1 million in the six-month period ended September 30, 2000. This decline reflects the significant decline in the advertising industry that has taken place in the past year. Advertising and e-commerce represented 20% of net revenues for the six months September 2001, compared to 42% of net revenues in the year-ago period.

         Licensing revenues decreased 5% to $841,000 for the three months ended September 30, 2001, from $888,000 for the three months ended September 2000. For the six-month period ended September 30, 2001, licensing revenues increased 25% to $1.8 million from $1.4 million in the same period one year ago. Royalty payments are based on use of Hoover's content or other revenue-sharing arrangements. The increase on a year-to-date basis was due primarily to the acquisition of Powerize.com, which resulted in increased revenues from the licensing of the NewsStand product, as well as, higher royalties from certain existing licensing customers. Licensing revenue represented 11% of net revenues for the quarter ended September 30, 2001, compared to 12% of net revenues in the year-ago period.

         Net revenues from CD-ROM and print products decreased 26% to $111,000 for the three months ended September 30, 2001, from $151,000 for the comparable quarter one year ago. CD-ROM and print net revenue increased 23% to $468,000 from $379, 000 in the six-month periods ended September 30, 2001 and September 30, 2000, respectively. The decrease quarter over quarter was due to a reduced emphasis in this area and a migration of customers to our Web-based services. The increase in the six month period was due to the timing of the release of certain publications. However, print and CD-ROM revenue is expected to remain flat through this fiscal year. Print and

CD-ROM revenue represented 1% of net revenues for the quarter ended September 30, 2001, compared to 2% of net revenues in the year-ago period.

         COST OF REVENUES. Cost of revenues for the three months ended September 30, 2001, decreased 27% to $2.6 million, from $3.6 million in the three months ended September 30, 2000. Cost of revenues decreased 10% in the six-month period ended September 30, 2001, to $5.6 million from $6.3 million in the same period one year ago. The decrease in cost of revenues is primarily due to workforce reductions, as well as decreases in expenses associated with third-party content. As a percentage of revenues, cost of revenues for the three months ended September 30, 2001, was lower, at 35% of revenues, compared to 49% in the comparable quarter one year ago.

         PRODUCT DEVELOPMENT. Product development expenses for the three months ended September 30, 2001, increased 63% to $1.2 million from $717,000 in the three months ended September 30, 2000. For the six-month period ending September 30, 2001, these expenses increased 10% to $1.5 million, from $1.3 million in the year-ago period. During the prior fiscal year we invested $1.8 million in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on HOL. These costs primarily included third party licenses and outside consulting. These costs were required to be capitalized under the accounting guidance of Emerging Issues Task Force00-2, Accounting for Web Site Development Costs.. As the projects were completed, we began a systematic amortization of $1.1 million in costs over a two-year period. The remaining balance of $730,000 related to design work for a more elaborate e-commerce transaction engine. We evaluated the return associated with the completion of this project and determined that in today's environment, the future costs associated with this project were not justified. During the quarter ended September 30, 2001, we incurred a charge of $730,000 to write off these costs.

         SALES AND MARKETING. Sales and marketing expenses for the three months ended September 30, 2001, decreased 56% to $2.3 million, from $5.3 million for the three months ended September 30, 2000. These expenses decreased 51% to $4.5 million for the six months ended September 30, 2001, from $9.3 million in the comparable period one year ago. The decrease in sales and marketing expenses was due to a significant decline in spending for advertising and marketing as a consequence of the soft advertising market, which resulted in lower revenues thus lower commissions. This was somewhat offset by an increase in the number of enterprise sales representatives and an increase in commissions as are the result of higher subscription revenues as the company changes its focus to subscription revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 2001, increased 16% to $4.3 million, from $3.7 million for the three months ended September 30, 2000, and 15% to $7.5 million from $6.6 million for the six months ended September 30, 2001, over the same period last year. The increase was primarily due to expenses associated with our restructuring in the September 2001 quarter, including expenses associated with severance for employees impacted by our reduction in force and shut down of Hoover's Europe. In addition, the increase over the prior year includes an increase in executive salaries, specifically our maintaining both an Executive Chairman and CEO from May 22, 2001 through October 10, 2001. Effective October 10, 2001, the Executive Chairman resigned his full time executive position, but continues to serve as Chairman of the Board. General office expenses increased due to facility expansion at the Austin, Texas headquarters, as well as higher occupancy operating costs in New York and increased expenses related to our London office, which was closed at the end of September. Bad debt expense increased as more businesses begin to feel the impact of the current economic downturn. Depreciation increased due to an increase in capital expenditures associated with our new facilities, as well as a one-time write off in September related to the office closure in London and equipment write-offs associated with our Hoover's Media Technologies unit. Credit card processing fees increased due to a higher volume of subscription payments and other transactions.

         AMORTIZATION OF GOODWILL & INTANGIBLES. Amortization of goodwill and intangibles expense for the three months ended September 30, 2001, decreased to $11,000, from $856,000 for the three months ended September 30, 2000. Amortization totaled $420,000 for the six months ended September 30, 2001, compared to $856,000 for the same period last year. We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, we determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of the prior fiscal year. Recent events involving the decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment and as a result, we further reduced the carrying amount of goodwill and these intangible assets by $5.8 million in June of 2001. As of September 30, 2001, we have $89,000 recorded in net intangibles and no goodwill.

         IMPAIRMENT OF STRATEGIC INVESTMENTS. Hoover's has made equity investments in several companies, both private and public, that it considers to be strategic in nature. We review the carrying amount of these investments on a continuous basis. We consider publicly traded prices for comparable companies, overall market conditions, the current status of business plans as well as the individual companies' financial conditions and liquidity. As a result of this review, we recorded an impairment expense of $1.6 million in the September 2001 quarter and $938,000 in the previous June quarter for a total impairment charge of $2.5 million for the six months ended September 30, 2001. As of September 30, 2001 our basis in these strategic assets is $67,000. We will continue to analyze these investments for evidence of further impairment in light of overall market conditions that have resulted in lower valuations and economic challenges for private companies and it is reasonably possible that future events will lead us to reduce the carrying value of these investments.

         NON-CASH COMPENSATION. Non-cash compensation expense for the three months ended September 30, 2001, increased 64% to $367,000 from $225,000 for the three months ended September 30, 2000 and 39% to $441,000 from $317,000 for the six months ended September 30, 2001 over the same period last year. The increase resulted from a one time non-cash charge for stock options of $295,000 incurred due to a change in option terms. We accelerated the vesting of and the extended the time to exercise certain options associated with the resignation of the Executive Chairman.

         INTEREST INCOME AND EXPENSE. Interest income for the three months ended September 30, 2001, decreased 61% to $286,000, from $732,000 for the three months ended September 30, 2000. For the six-month period ended September 30, 2001, interest income decreased 55% to $689,000 from $1.5 million in the comparable period one year ago. The decrease was due to our decreases in cash balances and short-term investments as well as lower interest rates. Interest expense for the three months ended September 30, 2001 decreased to $6,000 from $40,000 and decreased to $25,000 in the six months ended September 30, 2001 from $41,000 in the year ago period. These declines were primarily due to the repayment in full of a note held by a related party in July 2001.

         TAXES. We have incurred significant operating losses for all periods from inception (February 1990) through September 30, 2001. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         We generated $1.8 million in cash in operating activities during the six months ended September 30, 2001, compared to a use of $14 million in the comparable period one year ago. This positive improvement in cash flow was due to lower operating losses as well as greater efficiencies in collections and an increase in deferred revenues.

         As of September 30, 2001, we had $29.9 million of cash and cash equivalents. Our principal commitments at September 30, 2001, consisted of operating lease payments, accounts payable and accrued expenses. Our accounts payable balance as of September 30, 2001, was $961,000, which consisted of short-term accounts, due within 30 days, and commissions due to employees. Our accrued expenses of $4.0 million primarily includes amounts due to vendors for advertising, marketing, and professional expenses for which we have not been invoiced as well as unused vacation due to employees. In July 2001, we had paid in full a debt of $760,000 outstanding to a stockholder as a result of our acquisition of Powerize.com, which brought our notes payable balance to zero. As of September 30, 2001, we had deferred revenue of $6.9 million, which represents upfront payments, primarily related to annual subscriptions to Hoover's Online for which the earnings process has not been completed.

         In May 2001, we moved our primary operation and headquarters into new office space in Austin, Texas, thus commencing a non-cancelable operating lease that includes total minimum payments of $11.2 million, plus operating expenses, over a 10-year term.

         During the six months ended September 30, 2001, we made leasehold improvements and purchased equipment and furniture associated with the office relocation. This was partially offset by the write down of website development costs.

         We may in the future pursue additional acquisitions of businesses, products and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

         We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Beyond the next 12 months, our significant commitments consist of repayment of lease commitments for facilities. Although we currently expect to meet the cash requirements of such commitments, expenditures and ongoing operating expenses from working capital, in order to meet our long-term liquidity needs, we may need or choose to raise additional funds, seek an additional credit facility or seek other financing arrangements in order to meet our long-term liquidity needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

         We incurred net losses for each of the previous fiscal years and a net loss of $4.6 million for the three months ended September 30, 2001. For the six months ended September 30, 2001, our net loss was $12.0 million, which represented a 27% increase over the net loss of $9.4 million in the six months ended September 30, 2000. At September 30, 2001, we had an accumulated deficit of $67 million. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

         -  the timing of changes to our products and/or pricing;

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

GENERAL ECONOMIC CONDITIONS MAY NEGATIVELY IMPACT OUR OPERATIONS.

         A broad-based recession can cause business and individual customers to delay or forego entirely investments in value-added business information products such as ours. Similarly, companies often drastically reduce advertising expenditures in anticipation of an economic downturn. Thus, a recession in the United States may have a material adverse effect on each of our revenue streams. A general slowdown in the economy can cause businesses to reduce discretionary spending in areas such as advertising and with business information providers as well as create greater risk of business failure among existing customers. We have experienced these effects in the last several quarters as a result of the recent slowdown in the U.S. economy, which has been intensified by the aftermath of the September 11, 2001 terrorist attacks on the United States.

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

WE ARE EVALUATING AND ADJUSTING THE SERVICES, FEATURES AND PRODUCTS THAT WE OFFER TO OUR SUBSCRIBERS, AND THE ASSOCIATED PRICES OF THESE PRODUCTS, THE RESULT OF WHICH MAY NOT BE ATTRACTIVE TO OUR EXISTING SUBSCRIBERS AND AUDIENCE, AND MAY NOT ATTRACT NEW SUBSCRIBERS OR INCREASE OUR AUDIENCE

         We are currently in the process of completing a thorough evaluation of the existing features offered on Hoover's Online, and the various levels of access and associated prices that we offer to subscribers. We will be offering newly designed and priced subscription product offerings as a result of this process, and making corresponding changes to the content that we license to other Web sites, corporate intranets and enterprise information portals. We will also continue to evaluate and may invest resources in the development of new features for use on Hoover's Online, as well as for licensing to third parties. Management will continue to spend a significant amount of time and resources evaluating and adjusting our current product offerings, as well as developing potentially new online services and tools. We intend to use our marketing activities in order to publicize our new product offerings and to attract new visitors to Hoover's Online.

         There can be no guarantee that either our revised product offerings and potential new services, features and tools, as well as the associated marketing activities and expenditures, will increase our overall number of subscribers or audience, or increase total revenue derived from our service offerings and content. Our business, operating results and financial results may be materially and adversely affected if we experience difficulty in attracting new subscribers or audience to our new service offerings, or if we experience significant cancellations from existing subscribers or erosion of our existing audience. In addition, adjustments to the prices of our product offerings may have the effect of increasing our overall number of subscribers, but decreasing our overall revenue derived from such subscribers.

CONTINUED DETERIORATION OF THE MARKET FOR ADVERTISING, PARTICULARLY ONLINE ADVERTISING, OR OUR FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING AND E-COMMERCE ENVIRONMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

         In the past year, the markets for various types of advertising have experienced significant decreases in their rates of growth and, in many cases, absolute declines. Some question the short-term future of online advertising. If this trend continues, our revenues from Internet advertising could be materially adversely affected. Advertising and e-commerce currently represents 18% of our revenues upon which we depend and if advertisers perceive the online medium in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, and radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards continue to evolve to measure the effectiveness of online advertising on the Internet. If widely accepted standards do not emerge, existing advertisers may discontinue or decrease their Internet advertising. If standards emerge and we are unable to offer advertisers effective advertising options as measured by the standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise significantly online. Our business, operating results and financial condition would be materially and adversely affected if the market for Internet advertising declines or develops more slowly than expected.

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

WE DEPEND ON BRAND AWARENESS TO GROW OUR BUSINESS.

         The future success of Hoover's will depend, in part, on our ability to increase our brand awareness. In order to build brand awareness, we must succeed in our marketing efforts and provide high-quality services. Our ability to increase advertising and subscription revenues from our Web site will depend in part on the success of our marketing campaigns and our ability to increase the number of visitors and subscribers to our Web site. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness and traffic to our Web site, our business, operating results and financial condition may be materially and adversely affected.

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE WERE TO LOSE OUR EXISTING MARKETING RELATIONSHIPS OR FAIL TO GAIN ADDITIONAL STRATEGIC RELATIONSHIPS.

                  To expand our audience, we have entered into relationships to integrate customized versions of our company information into frequently visited and well-known Web sites, such as America Online, Fortune, the Microsoft Network, and the Financial Times. These relationships may also provide links back to Hoover's Online. The success of each of our marketing relationships depends on the amount of increased viewer traffic we receive from that organization's Web site. These relationships may not generate the number of new viewers that we expect. Termination of our marketing relationships may decrease our brand awareness resulting in a fewer number of visitors to our Web site, which may adversely affect our revenues.

INCREASED COMPETITION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         The market for business information in general and for the online services and tools offered on Hoover's Online is highly competitive. Many Web sites and business information providers compete for the attention and spending of businesspeople and advertisers. We expect this competition to continue to increase. We compete for subscribers, visitors, licensing customers, advertisers, and content providers with many types of companies, such as:

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

         We also compete with a number of organizations with which we have other business relationships, including AOL Time Warner, Bloomberg, Dow Jones, LexisNexis, Microsoft Network, Multex, and Reuters. We form strategic relationships with these organizations in order to increase the size of our audience by introducing Hoover's Online to a greater number of people. If these entities view us as a substantial competitive threat, they may not renew any strategic relationship agreements currently in place and our audience may decrease.

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

         As a result of these factors, we may not be able to compete successfully for subscribers, advertisers, visitors, customers or staff, which could materially adversely affect our business, operating results and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition.

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

GROWTH IN OUR FUTURE OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

         We have experienced growth in our operations and may pursue growth opportunities. This previous growth had placed a significant strain on our managerial, operational and financial resources. We may need to upgrade or improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales personnel. We will also need to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results and financial condition could be materially adversely affected.

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

         - we may be required to incur debt or issue debt or equity securities, which may be dilutive to existing stockholders, to pay for acquisitions. We also may be required to assume debt or contingent liabilities, amortize goodwill and other intangibles or write off in-process research and development other acquisition-related expenses; and

         - we may not derive the intended benefits of any acquisition and we may lose all or some portion of our entire investment.

DURING BUSINESS ON AN INTERNATIONAL LEVEL INVOLVES CERTAIN RISKS WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         Although, we recently closed our European office in London we will continue to offer subscription products and advertising in Europe through sales agencies, and may extend such activities to additional international regions.

         There are certain risks inherent in doing business on an international level, which may include trade barriers and unexpected changes in regulatory requirements; longer payment cycles; currency exchange rate fluctuations; and potentially adverse tax consequences.

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

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

         Our future success will depend, in substantial part, on the continued service of our senior management, particularly Jeffrey R. Tarr, our Chief Executive Officer and President. The Company has entered into an employment agreement with Mr. Tarr, but he may terminate his employment with the Company upon 30 days' prior written notice pursuant to the terms of the agreement. No other member of our senior management has entered into an employment agreement with us, other than agreements providing for limited severance payments in the event of termination other than for cause. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified sales, technical, customer support, financial and accounting and managerial personnel. There is competition for these qualified personnel, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we may continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

OUR COMMON STOCK PRICE IS VOLATILE AND COULD FLUCTUATE SIGNIFICANTLY.

         The trading price of our stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of new products, technology or strategic relationships by us or our competitors; changes in our financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable; and news reports relating to trends in our markets. In addition, the stock markets in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations combined with the low trading volume of our stock may adversely affect the price of our common stock, regardless of our operating performance.

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

         As of September 30, 2001, we had 15,266,895 shares of common stock outstanding, net of treasury stock, excluding 3,481,145 shares subject to options outstanding as of such date under our stock option plans. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Various holders of our common stock have registration rights with respect to their shares. In addition, holders of our shares who acquired their shares pursuant to our acquisition of Powerize.com, Inc. in August, 2000 are subject to certain contractual restrictions on sale that have begun to lapse incrementally beginning August 1, 2001. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock. Future sales of our common stock may depress our stock price and might make it more difficult for us to sell equity securities in the future at a time and price that we otherwise might deem appropriate.

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

ITEM 2:     PROPERTIES

         Our corporate headquarters is located in Austin, Texas, at 5800 Airport Blvd., where we occupy 59,439 square feet, with a commitment to expand to 77,735 square feet within the next year, under a lease that expires in April 2011. As of August 1, 2001 we lease a 2,300-square-foot office in New York,
New York at 1700 Broadway. We also lease 1,725 square feet in San Francisco, California, at 605 Market Street. We consider our properties to be suitable and adequate for our present needs.

ITEM 3.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-78109) relating to our initial public offering of our common stock, became effective July 20, 1999. Offering proceeds, net of aggregate expenses of approximately $1 million, were $48 million. The Company has used approximately $15.0 million of the net offering proceeds for working capital purposes, $6.9 million for the purchase and installation of computer and related equipment and software and $26.1 million has been invested in money market funds backed by government securities and other short-term, investment-grade, interest-bearing instruments pending further application of such proceeds.

ITEM 4.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 5.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         We held our Annual Stockholders' Meeting on September 11, 2001 in Austin, Texas. At that meeting, three proposals were submitted to a vote of our stockholders of record as of July 13, 2001 (a total of 15,373,175). Proposal 1 was a proposal to elect 3 Class I directors to serve until the Annual Meeting of Stockholders in 2004, or in each case until their successors have been elected and qualified. Proposal 2 was a proposal to approve an amendment to our 1999 Stock Incentive Plan increasing the number of shares of our common stock subject to annual option grants to continuing non-employee directors under the Automatic Option Grant Program from 1,875 to 3,500 shares and providing for additional option grants of 500 shares under the Automatic Option Grant Program for each standing committee on which a non-employee Board member serves, in each case conditioned upon the director attending at least 75% of the Board or committee meetings held during the previous year. Proposal 3 was a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors of our company for the Fiscal Year ending March 31, 2002.

  --------------------------------------------------------------------------------------
    PROPOSAL                         VOTES FOR      VOTES AGAINST    ABSTAIN/WITHHELD
  --------------------------------------------------------------------------------------
    1.  Election of Directors
  --------------------------------------------------------------------------------------
        Edward W. Desmond
          Class I                    12,985,407                           152,303
  --------------------------------------------------------------------------------------
        Thomas J. Hillman
          Class I                    12,984,494                           153,216
  --------------------------------------------------------------------------------------
        Jeffrey R. Tarr
          Class I                    12,882,064                           255,646
  --------------------------------------------------------------------------------------
    2.  Amendment of 1999
        Stock Incentive Plan         12,728,558         290,691           118,461
  --------------------------------------------------------------------------------------
    3.  Appointment of Ernst
        & Young LLP as
        independent auditors         12,923,311          89,893           124,506
  --------------------------------------------------------------------------------------

         Consequently, all three proposals were passed by the stockholders.

ITEM 6.     OTHER INFORMATION

         None.

ITEM 7.     EXHIBITS AND REPORTS ON FORM 8-K


         10.1 Resignation Letter and Employment Agreement Amendment dated September 13, 2001 (as amended September 17, 2001) between Hoover's, Inc. and Patrick J. Spain (portions of this Exhibit have been omitted pursuant to a request for confidential treatment).

         10.2 Severance Letter Agreement dated as of September 25, 2001 between the Company's Hoover's Online Europe Limited subsidiary and Gehan Talwatte (portions of this Exhibit have been omitted pursuant to a request for confidential treatment).

         10.3 Amendment dated as of July 24, 2001, to the Strategic Relationship Agreement dated as of January 29, 2001, between the Company and THE FORTUNE GROUP, a division of Time, Inc., and, for certain limited purposes, Warner Books Multimedia Corp. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment).

         10.4 Amendment dated as of September 24, 2001 to the Strategic Relationship Agreement dated as of January 29, 2001 between the Company and THE FORTUNE GROUP, a division of Time, Inc. and, for certain limited purposes, Warner Books Multimedia Corp. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment).

         There were no reports filed by the Company on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HOOVER'S, INC


      November 14, 2001                 /s/ Jeffrey R. Tarr
---------------------------       ---------------------------------------------
           Date                                Jeffrey R. Tarr
                                          CHIEF EXECUTIVE OFFICER
                                                AND PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)


      November 14, 2001                 /s/ Lynn Atchison
---------------------------       ---------------------------------------------
           Date                                    Lynn Atchison
                                             SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)