Form 10-Q
period 2001-12-31
HOOVERS INC
filed 2002-02-14
CIK 1036584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

--------------------------------------------------------------------------------
                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
Commission file number:
                        --------------------------------------------------------

                                 HOOVER'S, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    74-2559474
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

5800 Airport Blvd, Austin, Texas                           78752
-------------------------------------------------- -----------------------------
(Address of principal executive offices)                (Zip Code)

                                 (512) 374-4500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No



 As of December 31, 2001, 15,235,424 shares of the registrant's common stock were outstanding, net of 599,354 shares of Treasury Stock.
--------------------------------------------------------------------------------

                                                                                             PAGE
                                                                                            NUMBER
                                                                                            ------

PART I.  FINANCIAL INFORMATION

ITEM 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets as of December 31, 2001, and March 31, 2001............2

           Consolidated Statements of Operations for the three and nine months ended
               December 31, 2001 and 2000.....................................................3

           Consolidated Statements of Cash Flows for the nine months ended
               December 31, 2001 and 2000.....................................................4

           Notes to Consolidated Financial Statements.........................................5

ITEM 2     Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................................7

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk........................23

PART II.   OTHER INFORMATION

ITEM 1     Legal Proceedings ................................................................23

ITEM 2     Properties........................................................................23

ITEM 3     Defaults Upon Senior Securities ..................................................23

ITEM 4     Submission of Matters to a Vote of Securities Holders ............................23

ITEM 5     Other Information ................................................................23

ITEM 6     Exhibits and Reports on Form 8-K..................................................23

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                 HOOVER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         DECEMBER 31, 2001   MARCH 31, 2001
                                                                                         -----------------   --------------
                                                                                            (UNAUDITED)

ASSETS
Current assets:

  Cash and cash equivalents .............................................................      $ 31,165       $ 30,533
  Accounts receivable, less allowance for doubtful accounts of  $444 and $1,288 at
        December 31 and March 31, 2001, respectively ....................................         2,879          4,352
  Book inventory, less allowances for excess and obsolete inventory of $5 and $46 at
        December 31 and March 31, 2001, respectively ....................................           200            120
  Prepaid expenses and other current assets .............................................           572            472
                                                                                               -----------------------

Total current assets ....................................................................        34,816         35,477
Property, plant and equipment:
  Furniture and fixtures ................................................................         1,423          1,434
  Computer and office equipment .........................................................         6,444          6,786
  Capitalized web site development costs ................................................         1,016          1,812
  Leasehold improvements ................................................................         1,313            914
  Equipment under capital lease .........................................................            --            147
                                                                                               -----------------------

  Less accumulated depreciation .........................................................        (5,616)        (4,333)
                                                                                               -----------------------

Total property, plant and equipment .....................................................         4,580          6,760

Intangible assets .......................................................................            77          6,315
Other assets ............................................................................           148          2,610
                                                                                               -----------------------
Total assets ............................................................................      $ 39,621       $ 51,162
                                                                                               =======================


Current liabilities:
  Accounts payable and commissions ......................................................           823          1,834
  Accrued expenses ......................................................................         4,009          3,422
  Notes payable .........................................................................            --          1,015
  Deferred revenue ......................................................................         7,182          5,235
                                                                                               -----------------------
Total current liabilities ...............................................................        12,014         11,506

Obligations under capital leases, less current portion ..................................            --             31
                                                                                               -----------------------

Total liabilities .......................................................................        12,014         11,537

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 and 150,000,000 shares authorized, 15,834,778
      and 15,755,328 shares issued at December 31 and March 31, 2001, respectively ......           158            158
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at
      December 31, 2001 and March 31, 2001, respectively ................................            --             --
  Additional paid-in capital ............................................................        95,939         95,535
  Unearned stock compensation ...........................................................          (119)          (331)
  Cumulative translation adjustment .....................................................           (57)           (25)
  Accumulated deficit ...................................................................       (66,974)       (55,106)
  Treasury stock at cost -- 599,354 shares and 323,500 shares at December 31 and March 31,
      2001, respectively ................................................................        (1,340)          (606)
                                                                                               -----------------------
Total stockholders' equity ..............................................................        27,607         39,625
                                                                                               -----------------------
Total liabilities and stockholders' equity ..............................................      $ 39,621       $ 51,162
                                                                                               =======================

         SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       ---------------------------------------------------------------

                                                       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                       ------------       ------------       ------------       ------------
                                                            2001               2000               2001              2000
                                                            ----               ----               ----              ----
Revenues:
  Subscriptions .................................      $      5,309       $      3,886       $     15,693       $     10,378
  Advertising and e-commerce ....................             1,501              3,508              4,550              9,605
  Licensing .....................................               717                911              2,483              2,323
  Publishing, net ...............................               360                355                828                734
                                                       ---------------------------------------------------------------------

Net revenues ....................................             7,887              8,660             23,554             23,040
  Cost of revenues ..............................            (2,511)            (3,883)            (8,127)           (10,146)
                                                       ---------------------------------------------------------------------

Gross profit ....................................             5,376              4,777             15,427             12,894

Expenses:
  Product development ...........................               368                687              1,842              1,963
  Sales and marketing ...........................             2,406              5,464              6,939             14,720
  General and administrative ....................             2,708              3,456             10,230             10,086
  Amortization and impairment of goodwill and
      intangibles ...............................                12              1,297              6,238              2,153
  Non-cash compensation .........................                66                229                507                546
                                                       ---------------------------------------------------------------------
Total expenses ..................................             5,560             11,133             25,756             29,468
                                                       ---------------------------------------------------------------------

Operating loss ..................................              (184)            (6,356)           (10,329)           (16,574)
Interest income .................................               226                602                915              2,126
Interest expense ................................                (1)               (51)               (26)               (92)
Gain (loss) on strategic investments ............                81               (300)            (2,428)              (995)
                                                       ---------------------------------------------------------------------
Net income (loss) ...............................      $        122       $     (6,105)      $    (11,868)      $    (15,535)
                                                       =====================================================================

Basic earnings (loss) per share .................      $       0.01       $      (0.39)      $      (0.77)      $      (1.08)
                                                       =====================================================================

Diluted earnings (loss) per share ...............      $       0.01       $      (0.39)      $      (0.77)      $      (1.08)
                                                       =====================================================================

Shares used in computation of earnings (loss) per
share
Basic ...........................................        15,241,091         15,496,728         15,405,313        14,358,376
Diluted .........................................        15,714,390         15,496,728         15,405,313        14,358,376

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Nine Months Ended December 31,
                                                                                         2001                 2000
                                                                              ----------------------------------------

Operating activities

Net loss......................................................................          $(11,868)            $(15,535)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation................................................................             2,373                2,364
  Amortization................................................................               432                1,696
  Impairment of goodwill and intangibles......................................             5,807                   --
  Impairment of investments...................................................             2,508                  995
  Gain (loss) on sale of investments..........................................                81                   --
  Non-cash compensation.......................................................               295                   --
  Non-cash write-down of software.............................................               730                   --
  Amortization of unearned stock compensation.................................               212                  546
  Provision for doubtful accounts.............................................               561                   --

  Changes in operating assets and liabilities:
     Accounts receivable......................................................               911               (4,473)
     Inventories..............................................................               (80)                (104)
     Prepaid expenses and other current assets................................              (100)                (292)
     Other assets.............................................................              (177)              (3,795)
     Accounts payable and commissions.........................................            (1,017)              (2,200)
     Accrued expenses.........................................................               585                2,298
     Other liabilities........................................................                --                   41
     Deferred revenue.........................................................             1,947                  753
                                                                              ----------------------------------------
Net cash provided by (used in) operating activities...........................             3,200              (17,706)

Investing activities
Purchases of property, plant and equipment....................................              (923)              (5,528)
Purchase of business, net of cash acquired....................................                --               (2,190)
Sales of short-term securities................................................                50               14,043
                                                                              ----------------------------------------

Net cash provided by (used in) investing activities...........................              (873)               6,325

Financing activities
Payments on notes payable.....................................................            (1,014)              (2,517)
Payments on capital leases....................................................               (25)                 (39)
Net proceeds from capital stock transactions..................................               110                5,397
Purchase of treasury stock....................................................              (734)                  --
                                                                              ----------------------------------------

Net cash provided by (used in) financing activities...........................            (1,663)               2,841
Change in cumulative translation adjustment...................................               (32)                 (10)
Increase (decrease) in cash and cash equivalents..............................               632               (8,550)
Cash and cash equivalents at beginning of period..............................            30,533               42,881

Cash and cash equivalents at end of period....................................           $31,165              $34,331

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim financial statements for the three and nine months ended December 31, 2001 and 2000, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.

         The balance sheet at December 31, 2001, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

         For further information, refer to the financial statements and related notes included in our Annual Report filed on Form 10-K.

2.       NET EARNINGS (LOSS) PER SHARE

         Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

3.       RECLASSIFICATIONS

         Reclassifications have been made to the prior year financial statements to conform to the current year presentation.

4.       CAPITAL STOCK AND STOCK PLANS

         During the quarters ended December 31, 2001 and 2000, $66,000 and $229,000 were amortized to non-cash compensation expense, respectively. The remaining unearned compensation will be recognized as non-cash compensation expense over the remaining vesting period of the options of approximately one year. Included in the nine months ended December 31, 2001, non-cash compensation expense is a charge of $295,000 related to the acceleration of vesting of and the extension of time to exercise certain options associated with the resignation of Patrick Spain as the Company's Executive Chairman. Mr. Spain remains the Company's Chairman of the Board of Directors. This charge was recognized during the quarter ended September 30, 2001.

5.       STOCK BUYBACK

         On December 22, 2000, Hoover's announced it had received Board approval of a plan to buy back up to 10% of the outstanding shares of its common stock, representing approximately 15 million shares, based on the price prevailing from time to time and general market conditions. In the quarter ended December 31, 2001, Hoover's repurchased 50,521 shares at an average price of $2.76 per share. From the inception of the program through December 31, 2001, 449,354 shares have been repurchased, at an average price of $2.65, increasing total Treasury Stock to 599,354 shares.

6.       BUSINESS COMBINATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

         We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, the Company determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of the prior fiscal year. Subsequent events involving the decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment and as a result, we further reduced the carrying amount of these intangible assets in the first fiscal quarter of 2002. In addition to recording $407,000 of amortization expense in the June quarter, we recorded an impairment charge of $5.8 million during that quarter to write down the goodwill and other intangibles. As of December 31, 2001, we have $77,000 of net intangibles and no goodwill.

7.       RESTRUCTURING ACTIVITY

         During the quarter ended September 30, 2001, we reduced headcount by approximately 20% through a combination of attrition, a reduction in staff in the United States and the closing of the London office (Hoover's Online Europe Limited). This resulted in the termination of approximately 30 employees, primarily in product, general and administrative and sales positions. Severance and other costs associated with the resignation of an executive and other costs associated with the headcount reduction are included in the table below and will be paid over the next four quarters. These actions resulted in a one-time restructuring charge of $1.5 million which was included primarily in general and administrative expenses, with minimal employee separation costs included in product development and sales and marketing expense. There was also a one-time write down of furniture and equipment of approximately $200,000 associated with the office in London which is reflected in higher depreciation for the September quarter. The company continues to serve non-U.S. markets through a sales agency, the Internet and telesales. Other cost reductions were concentrated in general and administrative and other areas that do not directly contribute to revenue. The following table presents the allocation of the expenses accrued and the remaining restructuring accruals as of December 31, 2001 (in thousands).


                                                                  EMPLOYEE
                                                                 SEPARATION
                                               FACILITY           AND OTHER
                                            CONSOLIDATION           COSTS            OTHER            TOTAL
                                           -----------------    --------------    -------------    ------------
 Balance at September 30, 2001......               $ 30               $ 312            $ 363           $ 705
     Cash activity..................                (15)                (75)            (224)           (314)
     Non-cash activity..................            --                  --               --              --
                                           -----------------    --------------    -------------    ------------
 Balance at December 31, 2001......                $ 15               $ 237            $ 139           $ 391
                                           =================    ==============    =============    ============


8.       RELATED PARTY TRANSACTIONS

         We purchase certain information included in our database from a subsidiary of a stockholder. Hoover's paid approximately $83,000 and $212,000 during the three months ended December 31, 2001 and 2000, respectively. We had outstanding amounts payable of approximately $111,000 and $75,000 at December 31, 2001, and March 31, 2001, respectively, to this vendor.

         We have a commitment from a stockholder to purchase from us at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through April 30, 2004. As of December 31, 2001, approximately $900,000 of this obligation remains, subject to contractual fulfillment by this stockholder. We recognized $0 and $100,000 of revenues pursuant to this agreement for the quarters ended December 31, 2001 and December 31, 2000, respectively. We have recorded approximately $1.1 million in revenue under the terms of this agreement since inception.

         During the quarter ended September 30, 2001, Hoover's paid in full a note held by a former investor of Powerize.com, for principal balance plus accrued interest of $10,000, totaling $760,000, which had been assumed as part of the acquisition of Powerize.com.

         We have a strategic relationship with the Fortune Group, an affiliate of one of our shareholders. This agreement includes advertising, e-commerce, serving fees, and co-branding revenue and expenses. For the quarter ended December 31, 2001, Hoover's recognized approximately $23,000 in revenue and $200,000 in expenses.

         Hoover's also has a strategic relationship agreement with a company in which we hold an equity interest. This agreement includes mutual cobrands, with Hoover's serving as the exclusive sales agent for advertising, sponsorship and e-commerce opportunities on all Web pages. During the quarters ended December 31, 2001 and 2000, we paid $15,000 and $24,000 under this agreement.

9.       CAPITALIZED WEB SITE DEVELOPMENT COSTS

         During the prior fiscal year we invested $1.7 million in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on Hoover's Online. These costs primarily included third-party licenses and outside consulting. These costs were required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, Accounting for Web Site Development Costs. As the projects were completed, we began a systematic amortization of $1.0 million in costs over a two-year period. The remaining balance of $730,000 related to design work for a more elaborate e-commerce transaction engine. We evaluated the return associated with the completion of this project and determined that the future costs associated with this project were not justified. During the quarter ended September 30, 2001, we incurred a charge of $730,000 to write off these costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HOOVER'S AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE HOOVER'S FORM 10-K FOR THE YEAR ENDED MARCH 31, 2001.

OVERVIEW

         Hoover's, Inc. ("Hoover's"; Nasdaq: HOOV) is a provider of business information. We operate Hoover's Online ("HOL"), located at http://www.hoovers.com, an online information resource for businesspeople as well as IPO Central and Hoover's Business Press.

         Our core asset is our proprietary editorial content, which is a recognized source of engagingly written and useful information on more than 17,000 public and private enterprises worldwide and more than 300 industries. We have a staff of approximately 90 researchers, writers, editors and online producers dedicated exclusively to creating and publishing Hoover's database of business information. Our database is complemented by third-party company databases and information, including Dun & Bradstreet, Harris InfoSource, infoUSA.com, Market Location, Media General Financial Services and Mergent FIS, which allow our users to access a greater amount of information. We also provide collections of industry information and links, executive biographical information, and feature stories, news, and SEC documents as well as access to various research reports through our online Hoover's Information Marketplace. Additionally, we offer proprietary searching and sorting tools, as well as personal alert tools to make our information more useful to our customers.

         We believe Hoover's is one of the leading brands in business intelligence for sales, marketing and business development professionals and senior executives with similar needs. During turbulent economic times, we believe that people engaged in sales and business development activities have an increased need for intelligence on their customers, prospects and partners. We are focused on our core subscription business, which represented 67% of our revenues in the quarter ended December 31, 2001, and supplement our core business with revenues from licensing, advertising, e-commerce and publishing.

         During the quarter ended December 31, 2001, we had approximately 2.4 million unique users on Hoover's Online. Advertising supports free access, while our subscription service has attracted more than 22,000 individual accounts and 7,781 enterprise accounts. We also provide an e-commerce marketplace in which both our free and for-pay users can purchase business information, products and services.

         We generate revenues from the following sources:

                  -   Enterprise and individual subscriptions;

                  -   Advertising and e-commerce;

                  -   Licensing of our editorial content and tools; and

                  - Publishing of our proprietary company information in both CD-ROM and print.

SUBSCRIPTION REVENUE

         We derive revenues from subscriptions that are sold directly online or by our telesales staff. We have single user personal subscribers who pay $29.95 per month or $199.95 annually. We no longer offer this personal subscription to new customers. We currently offer a single seat commercial subscription called Hoover's Lite for $49.95 per month or $399 annually. Our core product is our commercial, multi-seat enterprise subscription with pricing ranging from $1,800 for 5 seats and $2,750 for 10 seats to $45,000 for 1,000 seats per year. Our Contact Pro offering adds download and other functionality to the enterprise subscription and is priced at a premium. We periodically offer pricing discounts and promotions to new subscribers in order to introduce our product and services. In addition, larger enterprise subscriptions are sold using a negotiated price, based on the estimated number of active seats. We recognize subscription revenues on a monthly basis, and we record annual individual and enterprise subscriptions as deferred revenues, which are amortized into revenues over the term of the subscription.

ADVERTISING AND E-COMMERCE

         We derive revenues from the sale of banner and button advertisements, sponsorships, and e-commerce opportunities on our Web site. Advertisement and sponsorship prices are based on a price per thousand impressions or a fixed monthly fee. Revenues are recognized either as the impressions are delivered ratably over the contract period, provided that no significant obligations remain, or based on pre-established performance criteria. We also derive e-commerce revenues from advertisers and other partners that pay either a fee per transaction or a percentage of sales generated directly from their advertisement on our Web site or from their special sponsorship of an area within our Web site.

LICENSING

         We have licensed portions of our database since 1991. Our customers range from traditional online service providers, such as Dow Jones and LexisNexis, to Web sites such as the Microsoft Network. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License fees are generally based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals. Licensing to these entities remains a key tactic, which we believe will allow us to reach new customers through expanded channels and generate revenue over the long term.

         After the acquisition of Powerize.com on August 1, 2000, we operated the Hoover's NewsStand service. Revenue from this service has been included in licensing revenue. This service, with its focus on Lotus Notes delivery, was not core to our strategy of serving customers through the Internet and, in addition, was at risk in future quarters due to a dependency on a single customer, the Bureau of National Affairs (BNA). We were uncertain about our ability to license it to others beyond existing customers and chose to discontinue the service during the quarter ended September 30, 2001. Subsequently, we licensed the software, hosting and subscription management application to BNA. In connection with this license, BNA now offers its publications directly to its customers, and also launched an advertising relationship with Hoover's Online.

         Licensing revenues also included the Hoover's Intelligence Monitor
(HIM), which was an outgrowth of our acquisition of Powerize.com. Sales of this service did not meet our expectations and therefore, in July of 2001, we elected to discontinue this product line. Revenues from HIM were not significant.

PUBLISHING

         We sell CD-ROMs and print products containing company information. We recognize these revenues when the goods are shipped. As revenue from publishing is recognized, an allowance for returns is also recognized.

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

         We continue to incur non-cash charges for compensation expense related to the valuation of options and deferral of related compensation expense initially incurred in the fourth fiscal quarter of 1999. The deferred compensation will result in non-cash compensation expense over the four-year vesting period of these options. In addition, this expense includes non-cash charges for compensation expense related to changes in option terms.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of net revenues:

                                                       =======================  ======================
                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            DECEMBER 31,             DECEMBER 31,
                                                       -----------------------  ----------------------
                                                         2001         2000          2001        2000
                                                       ---------   ---------     ---------   ---------
  Revenues:
      Subscription revenue...............                 67%          45%           67%         45%
      Advertising and e-commerce.........                 19%          41%           19%         42%
      Licensing and syndication..........                  9%          11%           11%         10%
      Publishing, net....................                  5%           3%            3%          3%
                                                       ---------   ---------     ---------   ---------
  Net revenues...........................                100%         100%          100%        100%
      Cost of revenues...................                 32%          45%           35%         44%
  Gross profit...........................                 68%          55%           65%         56%

  Expenses:
      Product development................                  5%           8%            8%          9%
      Sales and marketing................                 31%          63%           29%         64%
      General and administrative.........                 33%          40%           43%         44%
      Amortization of intangibles........                  0%          15%           26%          9%
      Non-cash compensation..............                  1%           3%            2%          2%
                                                       ---------   ---------     ---------   ---------
  Total expenses.........................                 70%         129%          108%        128%
  Operating profit (loss)................                 (2%)        (74%)         (43%)       (72%)
  Interest income........................                  3%           7%            4%          9%
  Interest expense.......................                 --           (1%)          --          --
  Unrealized loss on investments.........                 --           (3%)         (11%)        (4%)
  Gain on Investments....................                  1%          --            --          --
                                                       =========   =========     =========   =========
  Net income (loss)......................                  2%         (71%)         (50%)       (67%)
                                                       =========   =========     =========   =========

         REVENUES. Net revenues for the three months ended December 31, 2001, decreased 9% to $7.9 million, from $8.7 million for the three months ended December 31, 2000. Net revenues for the nine months ended December 31, 2001, increased 2% to $23.6 million from $23.0 million for the comparable nine-month period in the prior year.

         Our subscription revenues increased 37% to $5.3 million for the three months ended December 31, 2001, from $3.9 million for the comparable quarter one year ago. Subscription revenues increased 51% to $15.7 million for the nine-month period ended December 31, 2001, from $10.4 million for the comparable period one year ago. This increase in revenues is due to the increase in the number of enterprise accounts, offset by the revenue lost from a decrease in individual accounts. We have increased the number of our enterprise accounts by 68% to 7,781 from 4,625 in December of last year. Sales leads, which were primarily provided by the traffic to our Web site, and our increased number of salespeople, contributed to the increase in new enterprise subscription accounts. The decrease in the number of individual subscribers to approximately 22,000 as of December 31, 2001, from approximately 45,000 as of December 31, 2000, primarily reflects our change in strategy, initiated several quarters ago, to de-emphasize personal accounts in favor of higher-priced and longer-term multi-seat enterprise accounts. Enterprise accounts have an average contract price of approximately $2,000 and an average contract length of 12 months.

         Subscription revenue represented 67% of net revenues for the three months ended December 31, 2001, compared to 45% of net revenues in the year-ago quarter.

         Revenues from advertising and e-commerce decreased 57% to $1.5 million for the three months ended December 31, 2001, from $3.5 million for the three months ended December 31, 2000. For the nine-month period ended December 31, 2001, advertising and e-commerce revenues decreased 53% to $4.6 million, from $9.6 million in the nine-month period ended December 31, 2000. This decline reflects the significant decline in the online and overall advertising industry that has taken place in the past year. Advertising and e-commerce represented 19% of net revenues for the three months December 2001, compared to 41% of net revenues in the year-ago period.

         Licensing revenues decreased 21% to $717,000 for the three months ended December 31, 2001, from $911,000 for the three months ended December 2000. For the nine-month period ended December 31, 2001, licensing revenues increased 7% to $2.5 million from $2.3 million in the same period one year ago. Royalty payments are based on use of Hoover's content or other revenue-sharing arrangements. Reflected in the year-to-date license revenues are fees earned from the licensing of the NewsStand product, which was acquired as part of the Powerize.com acquisition on August 1, 2000. That service was fully reflected in the nine-month period ended December 31, 2001 whereas in the prior year, it was only reflected for five months, thus contributing to the increase. During the quarter ended December 31, 2001 we licensed the technology to BNA (Bureau of National Affairs) in order to effect an orderly exit from that business, which contributed to the quarter over quarter decrease. Licensing revenue represented 9% of net revenues for the quarter ended December 31, 2001, compared to 11% of net revenues in the year-ago period.

         Net revenues from publishing increased 2% to $361,000 for the three months ended December 31, 2001, from $355,000 for the comparable quarter one year ago. Net publishing revenue increased 13% to $828,000 from $734,000 in the nine-month period ended December 31, 2001 and December 31, 2000, respectively. The increases were due to the release of new publications during the quarter. Publishing revenue represented 5% of net revenues for the quarter ended December 31, 2001, compared to 3% of net revenues in the year-ago period.

         COST OF REVENUES. Cost of revenues for the three months ended December 31, 2001, decreased 35% to $2.5 million, from $3.9 million in the three months ended December 31, 2000. Cost of revenues decreased 20% in the nine-month period ended December 31, 2001, to $8.1 million from $10.1 million in the same period one year ago. The decrease in cost of revenues is primarily due to workforce reductions, as well as decreases in expenses associated with third-party content and lower ad serving and newsletter delivery costs. As a percentage of revenues, cost of revenues for the three months ended December 31, 2001, was lower, at 32% of revenues, compared to 45% in the comparable quarter one year ago.

         PRODUCT DEVELOPMENT. Product development expenses for the three months ended December 31, 2001, decreased 46% to $368,000 from $687,000 in the three months ended December 31, 2000. For the nine-month period ending December 31, 2001, these expenses decreased 6% to $1.8 million, from $2.0 million in the year-ago period. The decrease was a result of lower amortization costs associated with the capitalization of Web site development costs. During the prior fiscal year we invested $1.7 million in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on HOL. These costs primarily included third-party licenses and outside consulting. These costs were required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, Accounting for Web Site Development Costs. As the projects were completed and placed in service, we began a systematic amortization of $1.0 million in costs over a two-year period. The remaining balance of $730,000 related to design work for a more elaborate e-commerce transaction engine. We evaluated the economic return associated with the completion of this project and determined that in today's environment, the future costs associated with this project were not justified. During the quarter ended September 2001, we incurred a charge of $730,000 to write off these development costs.

         SALES AND MARKETING. Sales and marketing expenses for the three months ended December 31, 2001, decreased 56% to $2.4 million, from $5.5 million for the three months ended December 31, 2000. These expenses decreased 53% to $6.9 million for the nine months ended December 31, 2001, from $14.7 million in the comparable period one year ago. The decrease in sales and marketing expenses was due to a significant decline in spending for advertising, public relations and general marketing. As a consequence of the soft advertising market, which resulted in lower advertising revenues, commissions was lower. This was somewhat offset by an increase in the number of enterprise sales representatives and an increase in commissions from higher subscription revenues as the company changed its focus.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended December 31, 2001, decreased 22% to $2.7 million, from $3.5 million for the three months ended December 31, 2000, and increased 1% to $10.2 million from $10.1 million for the nine months ended December 31, 2001, over the same period last year. The decrease in the quarter ended December 31, 2001, as compared to the same quarter last year, was primarily due to the effects of the reduction in personnel and office expenses. During the quarter ended March

31, 2001, we closed our offices in Linthicum, MD, and Reston, VA, resulting in lower personnel and office expenses. Further restructuring took place in the September 2001 quarter, including a reduction in force in the U.S. and the closure of Hoover's Europe and our office in London. The increase on a year-to-date basis over the prior year includes an increase in executive salaries during this time period, specifically our maintaining both an Executive Chairman and CEO from May 22, 2001, through October 10, 2001. Effective October 10, 2001, the Executive Chairman resigned his full-time executive position, but continues to serve as Chairman of the Board. In addition, general office expenses increased due to facility expansion at the Austin, Texas, headquarters, as well as higher occupancy operating costs in New York and increased expenses related to our London office, despite the office closure. Bad debt expense increased as more businesses begin to feel the impact of the current economic downturn. Depreciation increased due to an increase in capital expenditures associated with our new facilities, as well as a one-time write off in September related to the office closure in London and equipment write offs associated with our Hoover's Media Technologies unit. Credit card processing fees increased due to a higher volume of subscription payments and other transactions.

         AMORTIZATION OF GOODWILL & INTANGIBLES. Amortization of goodwill and intangibles for the three months ended December 31, 2001, decreased to $12,000, from $1.3 million for the three months ended December 31, 2000. Amortization totaled $6.2 million for the nine months ended December 31, 2001, compared to $2.2 million for the same period last year. We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, we determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of the prior fiscal year. The decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment and as a result, we further reduced the carrying amount of goodwill and these intangible assets by $5.8 million in June of 2001. As of December 31, 2001, we have $77,000 recorded in net intangibles and no goodwill.

         IMPAIRMENT OF STRATEGIC INVESTMENTS. In prior fiscal years, we made equity investments in several companies, both private and public, that we considered to be strategic in nature. As a result of our review, considering the publicly traded prices for comparable companies, overall market conditions, the current status of business plans as well as the individual companies' financial conditions and liquidity we determined that there was permanent impairment on these assets. As a result, we recorded an impairment expense of $1.6 million in the September 2001 quarter and $938,000 in the June 2001 quarter for a total impairment charge of $2.5 million for the nine months ended December 31, 2001. During the current quarter, we sold our interest in a publicly traded company which generated a gain of $81,000. As of December 31, 2001, we have marketable securities with a cost of $17,000 included in Other Assets.

         NON-CASH COMPENSATION. Non-cash compensation expense for the three months ended December 31, 2001, decreased 71% to $66,000 from $229,000 for the three months ended December 31, 2000 and 7% to $507,000 from $546,000 for the nine months ended December 31, 2001, over the same period last year. The decrease resulted from lower amortization due to the underlying option vesting schedules and the termination of employees for which these charges related. The decrease in the nine-month period was partially offset by a one-time non-cash charge for stock options of $295,000 incurred due to a change in option terms in September 2001. We accelerated the vesting of and extended the time to exercise certain options associated with the resignation of Patrick Spain as the Executive Chairman. Mr. Spain remains the Company's Chairman of the Board of Directors.

         INTEREST INCOME AND EXPENSE. Interest income for the three months ended December 31, 2001, decreased 62% to $226,000, from $602,000 for the three months ended December 31, 2000. For the nine-month period ended December 31, 2001, interest income decreased 57% to $915,000 from $2.1 million in the comparable period one year ago. The decrease was due to our decreases in cash balances and short-term investments as well as lower interest rates. Interest expense decreased to $1,000 from $51,000 for the three months ended December 31, 2001, and decreased to $26,000 in the nine months ended December 31, 2001 from $92,000 in the year ago period. These declines were primarily due to the repayment in full of a note held by a related party in the quarter ended September 30, 2001.

         TAXES. We have incurred significant operating losses for all years from inception (February 1990) through the nine months ended December 31, 2001. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         We generated $3.2 million in cash in operating activities during the nine months ended December 31, 2001, compared to a use of $17.7 million in the comparable period one year ago. The improvement in cash flow was due to lower operating losses as well as greater efficiencies in collections and an increase in deferred revenues.

         As of December 31, 2001, we had $31.2 million of cash and cash equivalents. Our principal commitments at December 31, 2001, consisted of operating lease payments, accounts payable and accrued expenses. Our accounts payable balance as of December 31, 2001, was $816,000, which consisted of short-term accounts, due within 30 days, and commissions due to employees. Our accrued expenses of $4.0 million primarily includes amounts due to vendors for advertising, marketing, and professional expenses for which we have not been invoiced as well as unused vacation due to employees. During the quarter ended September 30, 2001, we had paid in full a debt of $760,000 outstanding to a stockholder as a result of our acquisition of Powerize.com, which brought our notes payable balance to zero. As of December 31, 2001, we had deferred revenue of $7.2 million, which represents upfront payments, primarily related to annual subscriptions to Hoover's Online for which the earnings process has not been completed.

         In May 2001, we moved our primary operation and headquarters into new office space in Austin, Texas, thus commencing a non-cancelable operating lease that includes total minimum payments of $11.2 million, plus operating expenses, over a 10-year term.

         During the nine months ended December 31, 2001, we made leasehold improvements and purchased equipment and furniture associated with the office relocation. This was partially offset by the write down of Web Site Development Costs in the September quarter.

         We may in the future pursue additional acquisitions of businesses, products and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

         We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future. Beyond the next 12 months, our significant commitments consist of payment of lease commitments for facilities. Although we currently expect to meet the cash requirements of such commitments, expenditures and ongoing operating expenses from working capital, in order to meet our long-term liquidity needs we may need or choose to raise additional funds, seek an additional credit facility or seek other financing arrangements in order to meet our long-term liquidity needs.

RISK FACTORS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We incurred net losses for each of the previous fiscal years and a net loss of $11.9 million for the nine months ended December 31, 2001. This represented a 24% decrease from the net loss of $15.5 million in the nine months ended December 31, 2000. At December 31, 2001, we had an accumulated deficit of $67 million. Although we generated net profits in the three months ended December 31, 2001 of $122,000, we may never generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS THAT MAY NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

         Our quarterly operating results may fluctuate significantly in the future, many of which are outside of our control.

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

GENERAL ECONOMIC CONDITIONS MAY NEGATIVELY IMPACT OUR OPERATIONS.

         A broad-based recession can cause business and individual customers to delay or forego entirely investments in value-added business information products such as ours. Similarly, companies often drastically reduce advertising expenditures in anticipation of an economic downturn. Thus, a recession in the United States may have a material adverse effect on each of our revenue streams. A general slowdown in the economy can cause businesses to reduce discretionary spending in areas such as advertising or with business information providers as well as create greater risk of business failure among existing customers. We have experienced some of these effects in the last several quarters as a result of the recent slowdown in the U.S. economy.

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

         We also believe that our long-term success depends on our ability to retain a substantial portion of our existing subscribers. We continue to invest significant resources in our database, tools, customer experience, network infrastructure and customer and technical support capabilities. We cannot be certain that these investments will maintain or improve subscriber retention. In addition, as businesspeople are offered competing information products and services they may discontinue or limit their use of our services. Any loss of significant numbers of subscribers would have a material adverse effect on our business, operating results and financial condition.

WE ARE EVALUATING AND ADJUSTING THE SERVICES, FEATURES AND PRODUCTS THAT WE OFFER TO OUR SUBSCRIBERS, AND THE ASSOCIATED PRICES OF THESE PRODUCTS, THE RESULT OF WHICH MAY NOT BE ATTRACTIVE TO OUR EXISTING SUBSCRIBERS AND AUDIENCE, AND MAY NOT ATTRACT NEW SUBSCRIBERS OR INCREASE OUR AUDIENCE.

         We are currently in the process of completing a thorough evaluation of the existing features offered on Hoover's Online, and the various levels of access and associated prices that we offer to subscribers. We will be offering newly designed and priced subscription product offerings as a result of this process, and making corresponding changes to the content that we license to other Web sites, corporate intranets and enterprise information portals. We will also continue to evaluate and may invest resources in the development of new features for use on Hoover's Online, as well as for licensing to third parties. The Company will continue to spend a significant amount of time and resources evaluating and adjusting our current product offerings, as well as developing potentially new online services and tools. We intend to use our marketing activities in order to publicize our new product offerings and to attract new visitors to Hoover's Online.

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

         In the past year, the markets for various types of advertising have experienced significant declines. If this trend continues, our revenues from Internet advertising could be materially adversely affected. Advertising and e-commerce currently represents 19% of our revenues upon which we depend and if advertisers perceive the online medium in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, and radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards continue to evolve to measure the effectiveness of online advertising on the Internet. If widely accepted standards do not emerge, existing advertisers may discontinue or decrease their Internet advertising. If standards emerge and we are unable to offer advertisers effective advertising options as measured by the standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise significantly online. Our business, operating results and financial condition would be further materially and adversely affected if the market for Internet advertising continues to decline or develops more slowly than expected.

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

WE DEPEND ON BRAND AWARENESS TO GROW OUR BUSINESS.

         The future success of Hoover's will depend, in part, on our ability to increase our brand awareness. In order to build brand awareness, we must succeed in our marketing efforts and provide high-quality services. Our ability to increase advertising and subscription revenues from our Web site will depend in part on the success of our marketing campaigns and our ability to increase the number of visitors and subscribers to our Web site. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness and volume of traffic to our Web site, our business, operating results and financial condition may be materially and adversely affected.

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

GROWTH IN OUR FUTURE OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

         We have experienced growth in our operations and plan to pursue growth opportunities in our core business of subscriptions. This previous growth had placed a significant strain on our managerial, operational and financial resources. We may need to upgrade or improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train and manage our workforce, in particular our sales personnel. We will also need to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results and financial condition could be materially adversely affected.

WE ARE DEPENDENT ON OUR KEY CONTENT PROVIDERS AND OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED IF WE WERE TO LOSE AND FAIL TO REPLACE OUR EXISTING SOURCES OF CONTENT.

         A number of organizations provide us with content that we integrate into our products. If our relationships with these content providers were terminated, we would have to eliminate their information from our products and services. We may also need to locate alternate content providers and integrate their information into our products and services. Extracting previously integrated information, locating a new provider and integrating its information may take time and may interrupt the provision of affected services. We cannot assure you that we would be able to replace the content we currently receive from our content providers in a timely manner, which could have a material adverse effect on our operating results from failure to retain existing subscribers and advertisers or attract new subscribers and advertisers.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

         We may acquire or make further investments in complementary businesses, products and technologies. Future acquisitions and investments are subject to the following risks:

                  -- acquisitions may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

                  -- we may not be able to integrate successfully the services, content, products and personnel of any acquisition into our operations;

                  -- we may be required to incur debt or issue debt or equity securities, which may be dilutive to existing stockholders, to pay for acquisitions. We also may be required to assume debt or contingent liabilities, record goodwill and/or other intangibles that may be subject to a future impairment or write off in-process research and development or other acquisition-related expenses; and

                  -- we may not derive the intended benefits of any acquisition and we may lose all or some portion of our entire investment.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS OR SYSTEM FAILURES THAT COULD DAMAGE OUR BUSINESS.

         If our systems cannot be expanded to cope with increased demand or fail to perform effectively, we could experience:

                  --       disruptions in service;

                  --       slower response times;

                  --       reduced customer satisfaction;

                  -- delays in the introduction of new products and services, or

                  -- vulnerability to raids (including denial of service attacks) by third parties,

any of which could impair our reputation, damage the Hoover's brand and materially adversely affect our business, operating results and financial condition.

         Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We have experienced minor interruptions due to software bugs and upgrades and disk-drive failures. These minor interruptions temporarily limited the capacity of our current technology infrastructure and resulted in increased calls to our customer service personnel. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We are currently evaluating complete redundancy options and are identifying alternative providers of hosting services that are available on short-term notice. We may not carry sufficient business interruption insurance to compensate for losses that could occur.

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

CONCERNS REGARDING SECURITY OF TRANSACTIONS AND TRANSMITTING CONFIDENTIAL INFORMATION OVER THE INTERNET MAY NEGATIVELY AFFECT OUR REVENUES.

         We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers, especially those outside of the U.S., from engaging in online transactions.

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

OUR COMMON STOCK PRICE IS VOLATILE AND COULD FLUCTUATE SIGNIFICANTLY.

         The trading price of our stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of new products, technology or strategic relationships by us or our competitors; changes in our financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable; low trading volume of shares and news reports relating to trends in our markets. In addition, the stock markets in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that may be unrelated to the operating performance of such companies. These broad market and industry fluctuations, combined with the consistently low trading volume of our stock may adversely affect the price of our common stock, regardless of our operating performance.

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

         As of December 31, 2001, we had 15,235,424 shares of common stock outstanding, net of treasury stock, excluding 3,313,331 shares subject to options outstanding as of such date under our stock option plans. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Various holders of our common stock have registration rights with respect to their shares. In addition, holders of our shares who acquired their shares pursuant to our acquisition of Powerize.com, Inc. in August 2000 are subject to certain contractual restrictions on sale that have begun to lapse incrementally since August 1, 2001. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock. Future sales of our common stock may depress our stock price and might make it more difficult for us to sell equity securities in the future at a time and price that we otherwise might deem appropriate.

WE CANNOT PREDICT THE SIZE OR VIABILITY OF THE ONLINE INFORMATION SERVICES
MARKET.

         The market for our online business information services is rapidly evolving and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. Because of these factors, it is difficult to predict the future growth rate, if any, and size of this market. We cannot assure you that the market for our online business information services will continue to develop. If the use of online business information services fails to continue to grow, our ability to establish other online services could be materially and adversely affected. In addition, our business strategy includes extending our online business information services model to additional segments of business information. We cannot assure you that we will be successful in our efforts.

IF WE CANNOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND THE DEMANDS OF OUR CUSTOMERS, WE MAY BE UNABLE TO ENHANCE OUR EXISTING SERVICES OR INTRODUCE NEW SERVICES.

         The market in which we operate is characterized by rapidly changing technology; evolving industry standards, frequent new service announcements, introductions and enhancements; and evolving customer demands. The emerging nature of the Internet and the electronic distribution of business information, including distribution through wireless channels and products, Enterprise Information Portals (EIP's) and corporate intranets, exacerbate these market characteristics. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings. Our inability to adapt successfully to these changes in a timely manner could have a material and adverse effect on our business, operating results and financial condition. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services. Any enhancements to existing services may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, results of operations and financial condition would be materially adversely affected.

WE DEPEND ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE
INTERNET.

         The online information market is rapidly evolving. Our business would be materially adversely affected if online usage does not continue to grow or grows more slowly than anticipated. Our audience depends on Internet Service Providers, online service providers, corporate networks, and other Web site operators for access to our Web site. Significant outages of these services could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL
UNCERTAINTIES.

         The laws governing the Internet in general remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material adverse effect on our business, operating results and financial condition. In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone service. As a result, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth of the Internet. Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of Texas, governments of other states, the United States or foreign countries might attempt to regulate our service or levy sales or other taxes on our activities. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels. As a result, Internet companies based in Texas, like Hoover's, may be at a competitive disadvantage to Internet companies based outside of Texas with respect to sales to Texas-based customers. We cannot assure you that violations of local or other laws will not be alleged or charged by governmental authorities, that we might not unintentionally violate these laws or that in the future these laws will not be modified or new laws enacted. Any of these developments could have a material adverse effect on our business, operating results and financial condition.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 15, 2001 and as of the date of this filing, a putative shareholder class action lawsuit was filed against the Company, certain of its current and former officers and directors, and one of the investment banks that was an underwriter of the Company's July 1999 initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York and purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from July 20, 1999 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The Company and its current and former officers and directors intend to vigorously defend the actions. The action is being coordinated with over 300 other nearly identical actions filed against other companies. No date has been set for any response to the complaints.

ITEM 2:  PROPERTIES

         Our corporate headquarters is located in Austin, Texas, at 5800 Airport Boulevard, where we occupy approximately 69,000 square feet, with a commitment to expand to approximately 78,000 square feet within the next year, under a lease that expires in April 2011. As of August 1, 2001 we lease a 2,300-square-foot office in New York, New York at 1700 Broadway. We also lease 1,725 square feet in San Francisco, California, at 605 Market Street. We consider our properties to be suitable and adequate for our present needs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   10.1 Employment Agreement between the Company and Russell Secker, dated October 1, 2001


         There were no reports filed by the Company on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HOOVER'S, INC


     February 14, 2002                          /s/ Jeffrey R. Tarr
---------------------------       ----------------------------------------------
           Date                                   Jeffrey R. Tarr
                                              CHIEF EXECUTIVE OFFICER
                                                   AND PRESIDENT
                                           (PRINCIPAL EXECUTIVE OFFICER)



     February 14, 2002                           /s/ Lynn Atchison
---------------------------       ----------------------------------------------
           Date                                    Lynn Atchison
                                             SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)