Form 10-K
period 2002-03-31
HOOVERS INC
filed 2002-06-28
CIK 1036584

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                              to

Commission file number: 0-19598

Hoover's, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2559474 (I.R.S. Employer Identification Number)

5800 Airport Boulevard, Austin, TX 78752
(Address of principal executive offices)

(512) 374-4500
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
 None

Securities Registered Pursuant to Section 12(g) of the Act:
 Common Stock, $0.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on May 31, 2002 as reported on the Nasdaq National Market, was approximately $54.2 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock.)

        As of May 31, 2002, the registrant had 15,296,710 outstanding shares of Common Stock, net of 599,354 shares of Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

HOOVER'S INC.
2002 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I.

ITEM 1: Business

        In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, such as statements concerning growth and future operating results; volatility of our stock price; developments in our markets and strategic focus; new and enhanced products and services; products and technologies; strategic relationships; competition; management; and future economic, business and regulatory conditions. In this Annual Report on Form 10-K, the words "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "intends" or the negative of these terms or other comparable terminology identify forward-looking expressions.

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

        Web addresses of the Web sites that we operate are provided for reference purposes only and the information on such sites is not incorporated within this report for any purpose.

OVERVIEW

        Hoover's, Inc., is a publisher of business information. We are known for our Web-delivered service, Hoover's Online, which provides access to our proprietary database covering more than 18,000 public and private companies worldwide, 300 industries and 160,000 corporate executives. We also publish authoritative reference materials through The Business Press, our print publishing business, and license information to a number of third parties.

        Hoover's Online offers both a free, advertising-supported service and a range of paid subscription services. Visitors to the free areas of our site can access company capsules and basic information. Subscribers to the Company's tiered offerings gain access to much deeper information from the proprietary Hoover's database and the databases of several third parties, including D&B, Media General Financial Services and Mergent FIS. Paying subscribers also gain access to a wider array of tools for searching, sorting, selecting and downloading information from the Hoover's database. We focus primarily on selling subscriptions to sales, marketing and business development professionals and senior executives with similar needs at small to mid-sized businesses and divisions of larger entities. Our customers use Hoover's Online to prospect and prepare for client meetings, sales presentations, vendor and partner negotiations, and other business opportunities.

        Hoover's was founded in 1990 as a publisher of reference books. Hoover's Online was launched in 1995 and served approximately 2.8 million unique users in the quarter ended March 31, 2002. Through the strength of the Hoover's brand, the quality of our proprietary information database and the effectiveness of our sales channels, Hoover's has built a paid subscriber base that includes more than 8,000 multi-seat enterprise accounts.

        Our proprietary database is an important competitive advantage that provides information on more than 18,000 public and private companies worldwide. This database is produced and maintained by our editorial staff of researchers, writers, editors and online producers. Our editorial staff also compiles and maintains lists of key personnel at companies in our database, an invaluable resource for our customers. We have entered into agreements with third-party information providers that complement our core database with information on an additional 12 million companies as well as financial data and industry analysis.

        During our fiscal year ended March 31, 2002, we focused our resources on growing our subscription revenue base—particularly our multi-seat enterprise accounts. We view this business as particularly attractive in that it consists primarily of 12-month contracts that are paid up-front and generate attractive cash flows and recurring revenues. In September of 2001, along with our decision to focus on our subscription business, we reduced staff, eliminated uncompetitive and non-core lines of business and wrote off a number of investments.

BUSINESS MODEL

        We generate revenue from four sources:

  •
  Enterprise and individual subscriptions

  •
  Advertising and e-commerce

  •
  Licensing

  •
  Publishing

        Our primary focus is on our multi-seat enterprise subscription business. Subscriptions to Hoover's Online are priced according to the number of users and the level of functionality. Enterprise subscriptions typically run for one year and are paid in advance. We have experienced renewal rates of approximately 70% on our enterprise subscription business. Many of our major expense items, such as editorial staff, content and physical overhead are relatively fixed in nature. When adding additional subscribers, we generally incur low acquisition costs and other variable costs.

        We also generate a portion of our revenue from online advertising and e-commerce sales. According to @plan, a provider of online market data, Hoover's Online users are highly educated, professional, affluent and comfortable transacting business over the Internet. We have found that this demographic is desirable for online advertisers. E-commerce revenue is derived primarily through the online sale of pay-per-view reports and other products and services from third parties.

        We have licensed portions of our database since 1991 primarily in the form of data feeds and co-branded web pages. Through these arrangements, we generate revenue and brand awareness with customer segments that are not in our current target market. In this area, we have contracts with premier partners such as America Online, Bloomberg, LexisNexis, Microsoft and Factiva, among others.

        We sell print products and CD-ROMs containing company information. This line of business supports our brand by providing a tangible product for customers and positively contributes to our net margins. The Hoover's Handbook series is published annually, with the majority of sales occurring from December through April, in conjunction with the publishing dates.

INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

        We believe that productivity and competitiveness depend increasingly on access to timely and reliable information. The Internet is well suited to provide online information about competitors, executives, products, industries, business trends, breaking news and market data. Xylo, a voluntary benefits solution provider to the Fortune 1000, published a report in August 2001 entitled, "Internet Usage in the Workplace," which indicated that nearly 70% of American workers now have access to the Internet at work, compared to less than 50% during 2000. Businesses continue to invest in Internet connectivity and networked computing infrastructures to manage internal information. Companies are now leveraging this infrastructure to access, distribute and manage the large amounts of external business information needed by their workforces, customers and business partners. We believe that as information requirements intensify, organizations and individuals will be increasingly willing to pay for business information that gives them a competitive edge.

STRATEGY

        We pursue a strategy which focuses on driving our subscription business. We believe that the predictable, recurring revenue streams and operating leverage in our subscription model as well as the market opportunity will result in margin expansion and long term revenue growth.

        We believe there is a large opportunity to convert many of the people who use our free services to paid subscribers as traffic to Hoover's Online has historically generated our most-qualified new business leads.

        We have begun to implement a number of initiatives to increase the penetration within existing accounts as well as add-on services. In 2001, we deployed a new back-end subscription management system, which enabled us to more closely monitor customer usage patterns and to more effectively up-sell additional seats.

        In September 2001, we launched Hoover's Contact Pro, a higher priced offering that includes tools for downloading data from Hoover's into spreadsheets, contact managers and other desktop applications. We further enhanced our downloading capabilities in May 2002, with the launch of Hoover's Pro Plus. These offerings have provided our business with opportunities to generate incremental revenue from existing customers and increase the average subscription price over time. As we deploy additional information and features, we will actively seek to upgrade customers through on-site advertising and messages, e-mail and outbound telemarketing.

        We are further broadening and deepening our product offerings in order to maintain and extend our competitive advantage and achieve our growth targets. We continually add new companies, new fields of data within company records and new functionality in order to deliver more value to our core customers. Most planned enhancements in the next year will be implemented by our existing staff and are expected to result in higher subscriber acquisition, retention and up-sell rates. Hoover's is also considering a number of initiatives that will expand the Company's opportunities beyond its existing target market and service offering.

        Though our primary focus remains on the subscription business we believe that there are significant opportunities to generate advertising revenues. As the economy improves and the market for online advertising recovers, we believe that Hoover's will benefit from an increase in advertising revenues from recent levels. We also continuously seek opportunities to license Hoover's information to companies in markets where we do not intend to focus our own direct sales and marketing efforts.

PRODUCTS AND SERVICES

        As of March 31, 2002, we offered two subscription options for our enterprise customers: Hoover's Pro, and Hoover's Contact Pro. The list price for Hoover's Pro is currently $1,995, for a 1-5 seat annual subscription. For an additional $1,000 per year, our customers had been given the opportunity to upgrade to Hoover's Contact Pro, a CD-based offering that includes download capabilities. In May 2002, we announced Hoover's Pro Plus with online downloading capabilities, which is designed to replace Hoover's Contact Pro at a current entry price of $4,995 per year, for up to 5 seats.

        To meet the needs of single-seat users, we offer Hoover's Lite. This lower priced, one-seat subscription offering includes access to our proprietary business information, but not all the tools and functionality available to enterprise accounts. This product is currently priced at $49.95 per month or $399 per year. Under a pricing plan that has not been offered since August 2001, the Company also has personal subscribers who pay $29.95 per month or $199 per year, provided they retain their Hoover's membership.

        Hoover's Pro and Hoover's Pro Plus are targeted at small and mid-sized businesses and departments of larger enterprises, although some large organizations also use the service on a corporate-wide basis. Hoover's Lite is targeted at smaller businesses and individuals in larger companies that are looking for deeper information, but not advanced tools.

        We offer a variety of advertising products such as customized packages of different sized advertisements—including placement packages, sponsorships, standard banners and buttons, large units containing interactive advertisements, newsletters and direct e-mail. Advertisements can be delivered throughout Hoover's Online or within a specific area on the site. Pricing for advertising programs varies depending on size of the units and the level of integration. Banners and button advertisements that are sold as stand-alone products are generally sold under short-term insertion orders based on a price per thousand impressions served. Other advertising arrangements are customized.

        We generate e-commerce revenues from advertisers or sponsors that pay a percentage of sales directly generated by their placement on Hoover's Online as well as placement or other fees for integration of their offer within Hoover's Online. Generally, most of our e-commerce contracts have a term of one year, although a few of the contracts have shorter durations.

        We have licensed portions of our database since 1991. License customers generally receive a data feed in XML or ASCII formats, or may take advantage of a number of hosted options including "XML Search and Retrieval" or an HTML search solution that allows the customer to place a small search box on their Web site. For some customers, Hoover's provides a co-branded set of Web pages.

SALES & MARKETING

Subscriptions

        Enterprise subscriptions are sold primarily to companies with multiple users, but also include public and academic libraries and other types of organizations. These are sold on a multiple seat basis and include features not available to our individual subscribers. We have stated pricing for groups ranging from five to 1,000 people, while pricing is specifically negotiated for larger accounts, based on a variety of factors, such as number of users and product delivery options.

        Individuals can purchase a single seat subscription to our premium content through our Hoover's Lite offering. Individuals subscribe by completing the online form using their credit cards or by sending their completed subscription form and payment information to our customer support staff either by e-mail or facsimile.

        First-time visitors to Hoover's Online are generated through direct marketing, online marketing, word of mouth and other marketing initiatives. Once they arrive at the site they are exposed to a subset of our database of proprietary information through the free, advertising-supported service. Many such visitors attempt to access the Company's deeper, premium information and advanced functionality and inquire about a paid subscription. This inquiry, in turn, often generates a high-quality sales lead for the Hoover's inside sales organization or an online transaction. This telesales effort produces the majority of subscription sales. We have a small outside sales staff that handle larger accounts and we utilize a sales agency agreement for sales outside of the U.S.

Advertising and E-Commerce

        Our advertising and e-commerce sales force consists of account executives and support staff. Our account executives handle high-level relationships with clients and advertising agencies. We maintain advertising and e-commerce sales offices in New York City and San Francisco.

Licensing

        We license portions of our proprietary database to third parties for redistribution. Our customers range from traditional information service providers to other Web sites. We provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License fees are based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed and/or the number of access terminals.

Publishing

        We continue to publish CD-ROMs and reference books containing information from our database of company information and from third parties for direct sale to end-user customers and third-party distributors. We generally update these products annually and sell them directly to libraries, companies and individuals through traditional direct marketing techniques, including the production and mailing of catalogs and promotion on Hoover's Online. We also sell books published by a limited number of other organizations.

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

CONTENT PROVIDERS

        We utilize third-party content providers in our product offerings and services. We require our content providers to maintain standards for quality, timeliness and customer service. When we find complementary content from a qualified source, we enter into agreements that allow us to integrate that content tightly into our products. Our goal is to provide the best collection of information in context and tools for our visitors and subscribers.

COMPETITION

        Our competition differs based on the size of customer and the level of spending available for services such as Hoover's Online. On the high end of our pricing, Hoover's Pro and Hoover's Pro Plus competes with other business information providers such as OneSource, Dialog, Factiva and LexisNexis. While these companies have strong product offerings, few offer high-quality editorial content at a competitive price comparable to Hoover's. Our proprietary editorial content, competitive pricing, and low-cost customer acquisition model are competitive advantages.

        On the low end, Hoover's Lite and the free advertising-supported site compete mainly with other free information sources, such as Yahoo! Finance and CBS MarketWatch. The free advertising supported sites generally cover only public companies or repackage and distribute SEC and other public domain data from third parties. In contrast, we offer independent, authoritative and proprietary content on both public and private companies and on companies based outside the U. S.

CUSTOMER SERVICE & SUPPORT

        We provide customer service and support in response to inquiries from customers, who contact us primarily by e-mail and phone. We provide a toll-free telephone line for customer orders, 24 hours a day, 7 days a week. We believe that providing a high level of customer support is necessary to retain our current customers and to acquire new subscribers.

WEB SITE TECHNOLOGY AND OPERATIONS

        We are currently running our core service on Sun enterprise-class servers. We use Oracle for our database engine, and Vignette for both management and content delivery applications. We use Oracle's Context Search Engine for our internal applications, and a combination of Inktomi's Ultraseek search software, C++ programs and our custom CGIs for performing searches to MySQL databases for the Web site. Quest's database replication software is used to move data from our content management system to our content delivery system. Access and subscription control is handled by eRights, a product of eMeta. Our systems include daily back-ups, and redundant devices for all mission critical systems.

        Hoover's Online utilizes hosting facilities, by Inflow, Inc., located in Austin, Texas. Inflow provides comprehensive technical facilities management, including continuous monitoring services, multiple high-volume access lines to the Internet, backup power supplies, generators, physical security, and services designed to protect Hoover's systems from disaster.

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

INTELLECTUAL PROPERTY

        Our proprietary database of company information is protected by copyright law. To protect our rights to intellectual property, we rely on a combination of copyright law, trademark, trade secret protection, confidentiality agreements and other contractual arrangements with our customers and strategic partners. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered a number of our trademarks in the United States, and we have pending U.S. applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially and adversely affect our business, results of operations and financial condition. We incorporate licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by another third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. The loss or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new services.

EMPLOYEES

        As of March 31, 2002, we employed a staff of 231 employees (including 211 full-time and 20 part-time employees). In addition, we employ freelance business writers and editors. Throughout the year in support of our core business, we may hire more personnel, particularly in the sales area. None of our current employees are represented by a labor union. We believe that our relationships with our employees are good. There is competition for qualified personnel in our industry.

RISK FACTORS

        In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our company and our business.

We have a history of losses and may incur future losses.

        We incurred net losses for each of the previous fiscal years and a net loss of $11.6 million for the year ended March 31, 2002. At March 31, 2002, we had an accumulated deficit of $66.7 million. Although we generated net profits of $257,000 in the three months ended March 31, 2002, we may never generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

Our business is subject to quarterly fluctuations in operating results that may negatively impact the price of our stock.

        Our quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control, including the following:

  •
  seasonal trends relating to subscriber usage of our services;

  •
  the demand for advertising and seasonal trends relating to advertising spending, particularly on the Internet;

  •
  the extent to which we experience increased competition in the markets for business information and advertising to a business audience; and

  •
  economic conditions specific to the online publishing industry, as well as general economic and market conditions.

        Other factors that cause our quarterly operating results to fluctuate significantly, which are at least partially under our control, include:

  •
  the rate of new subscriber acquisitions;

  •
  the timing and effectiveness of our marketing efforts to acquire visitors and subscribers and to promote our brand;

  •
  the timing and effectiveness of any co-branding arrangements or other strategic alliances into which we enter;

  •
  expenses related to upgrading our computer systems and related infrastructure; and

  •
  changes in our operating expenses.

        Some of our operating expenses are relatively fixed in the short term. As a result, we may be unable to reduce our expenses quickly enough to offset any unexpected revenue shortfall, which could have a material adverse effect on our business, operating results and financial condition.

        Due to all of the foregoing factors and the other risks discussed in this section, quarter-to-quarter comparisons of our operating results as an indication of future performance may not be appropriate. It is possible that in some future periods our quarterly operating results may fall below the expectations of public market analysts and investors. In such event, the price of our common stock is likely to fall.

General economic conditions have and may continue to negatively impact our operations.

        A broad-based recession can cause business and individual customers to delay, or forego entirely, investments in value-added business information products such as ours. Similarly, companies often drastically reduce advertising expenditures in anticipation of an economic downturn. Thus, a recession in the United States may have a material adverse effect on each of our revenue streams. A general slowdown in the economy can cause businesses to reduce discretionary spending in areas such as advertising or with business information providers as well as create greater risk of business failure among existing customers. We have experienced some of these effects, particularly a significant reduction in our advertising business in the last several quarters as a result of the recent slowdown in the U.S. economy.

Our failure to significantly increase the number of our subscribers or retain our current subscribers would adversely affect our business.

        Subscription revenue represented 67% of our total revenue in the year ended March 31, 2002, and 49% of our total revenue in the year ended March 31, 2001. Our future success is highly dependent on continuing to attract companies and businesspeople who are willing to pay money to subscribe to online business information services. We believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services will help attract visitors and subscribers. If the market for individual and company-wide subscription-based online business information services develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

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

We are evaluating and adjusting the services, features and products that we offer to our subscribers, and the associated prices of these products. Our adjusted products and service offerings and prices, may not be attractive to our existing subscribers or potential new subscribers.

        We have recently completed an evaluation of the existing features offered on Hoover's Online, and the various levels of access and associated prices that we offer to subscribers. This evaluation led to a price increase effective March 1, 2002. Over the next several quarters we will be offering newly designed and priced subscription product offerings as a result of this process, and making corresponding changes to the content that we license to other Web sites, corporate intranets and enterprise information portals. We will also continue to evaluate and may invest resources in the development of new features for use on Hoover's Online, as well as for licensing to third parties. The Company will continue to spend a significant amount of time and resources evaluating and adjusting our current product offerings, as well as developing potentially new online services and tools. We intend to use our marketing activities in order to publicize our new product offerings and to attract new visitors to Hoover's Online.

        There can be no guarantee that either our revised product offerings and potential new services, features and tools, as well as the associated marketing activities and expenditures, will increase our overall number of subscribers or audience, or increase total revenue derived from our service offerings and content. Our business, operating results and financial results may be materially and adversely affected if we experience difficulty in attracting new subscribers or audiences to our new service offerings, or if we experience significant cancellations from existing subscribers or erosion of our existing audience. In addition, adjustments to the prices of our product offerings may have the effect of increasing our overall number of subscribers, but decreasing our overall revenue derived from such subscribers.

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

        Different pricing models are used to sell advertising online. Prevalent pricing models consist of cost per click-through, cost per thousand impressions, cost per placement and e-commerce or transaction share. If our base audience decreases, we may have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we do not attract a sufficiently large audience willing to purchase from our advertisers, our revenues generated from advertisements sold under this model will decrease. In addition, there has been an increased emphasis on performance-based advertising where pricing is based on the ability to deliver highly targeted advertising to specific demographic groups and a move away from fixed pricing. We cannot assure you that we will be able to effectively deploy the necessary technology or deliver appropriate inventory to produce competitive targeted advertising in a competitive environment. Failure to do so could have a material adverse effect on our ability to compete in the Internet advertising market.

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

        To expand our audience, we have entered into relationships to integrate customized versions of our company information into frequently visited and well-known Web sites and services, such as America Online, FORTUNE.com, and the Microsoft Network. These relationships may also provide links back to Hoover's Online. The success of each of our marketing relationships depends on the amount of increased viewer traffic we receive from that organization's Web site. These relationships may not generate the number of new viewers that we expect. Termination of our marketing relationships may decrease our brand awareness resulting in a fewer number of visitors to our Web site, which may adversely affect our revenues.

Our markets are highly competitive and could materially and adversely affect our business.

        The market for business information in general and for the online services and tools offered on Hoover's Online is highly competitive. Many Web sites and business information providers compete for the attention and spending of businesspeople and advertisers. We expect this competition to continue to increase. We compete for subscribers, visitors, licensing and syndication customers, advertisers, and content providers with many types of companies, such as:

  •
  subscription business information aggregators and providers, such as Dialog, Factiva, LexisNexis, OneSource and The Wall Street Journal Interactive Edition;

  •
  Web sites focused on business, such as CBS MarketWatch;

  •
  providers of company information, such as Dun & Bradstreet, Market Guide (a division of Multex) and Standard & Poor's;

  •
  providers of proprietary business information, such as Bloomberg Business News; and

  •
  free Web-based business information providers such as Yahoo! and The Microsoft Network.

        We also compete with a number of organizations with which we have other business relationships, including AOL Time Warner, Bloomberg, Factiva, LexisNexis, The Microsoft Network, Multex and Yahoo! We form strategic relationships with these organizations in order to increase the size of our audience by introducing Hoover's Online to a greater number of people. Hoover's information is valued by these organizations and is licensed to them. If these entities view us as a substantial competitive threat, they may not renew any strategic relationship agreements currently in place and our audience may decrease. Alternatively, we may choose not to renew the agreements for competitive reasons, which may have a negative impact on our revenues.

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

        A number of organizations provide us with content that we integrate into our products. If our relationships with these content providers were terminated, we would have to eliminate their information from our products and services. We may also need to locate alternate content providers and integrate their information into our products and services. Extracting previously integrated information, locating a new provider and integrating its information may take time and may interrupt the provision of affected services. We cannot be assured that we would be able to replace the content we currently receive from our content providers in a timely manner, which could have a material adverse effect on our operating results from failure to retain existing subscribers and advertisers or attract new subscribers and advertisers.

Acquisitions may disrupt or otherwise have a negative impact on our business.

        We may acquire or make further investments in complementary businesses, products and technologies. Future acquisitions and investments are subject to the following risks:

  •
  acquisitions may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

  •
  we may not be able to integrate successfully the services, content, products and personnel of any acquisition into our operations;

  •
  we may be required to incur debt or issue debt or equity securities, which may be dilutive to existing stockholders, to pay for acquisitions. We also may be required to assume debt or contingent liabilities, record goodwill and/or other intangibles that may be subject to a future impairment, or write off in-process research and development or other acquisition-related expenses; and

  •
  we may not derive the intended benefits of any acquisition and we may lose all or some portion of our entire investment.

We may experience capacity constraints or system failures that could damage our business.

        If our systems cannot be expanded to cope with increased demand or fail to perform effectively, we could experience:

  •
  disruptions in service;

  •
  slower response times;

  •
  reduced customer satisfaction;

  •
  delays in the introduction of new products and services; or

  •
  vulnerability to raids (including denial of service attacks) by third parties,

any of which could impair our reputation, damage the Hoover's brand and materially adversely affect our business, operating results and financial condition.

        Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We have experienced minor interruptions due to software bugs and upgrades and disk-drive failures. These minor interruptions temporarily limited the capacity of our current technology infrastructure and resulted in increased calls to our customer service personnel. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We are currently evaluating complete redundancy options and are identifying alternative providers of hosting services that are available on short-term notice. If our third-party hosting facility suffered substantial defects, errors or a disaster, or financial hardship, our business may suffer significant losses. We may not carry sufficient business interruption insurance to compensate for losses that could occur.

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

        Our future success will depend, in substantial part, on the continued service of our senior management, particularly Jeffrey R. Tarr, our Chairman, Chief Executive Officer and President. The Company has entered into employment agreements with Mr. Tarr, and Russell Secker, Executive Vice President—Marketing, but either may terminate his employment with the Company upon 30 days' prior written notice pursuant to the terms of the agreements. No other member of our senior management has entered into an employment agreement with us, other than agreements providing for limited severance payments in the event of termination other than for cause. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continuing ability to attract, retain and motivate highly qualified sales, technical, customer support, financial and accounting and managerial personnel. There is competition for these qualified personnel, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we may continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

        We cannot assure you that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally developed intellectual property or licenses or content from third parties. Due to the global nature of the Internet, we may be subject to such claims asserted under the laws of foreign countries, which may differ substantially from the United States laws. Any future assertions or prosecutions could materially adversely affect our business, operating results and financial condition. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to introduce new content or trademarks, develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event a claim of infringement is successful and we fail or are unable to introduce new content, develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, operating results and financial condition could be materially and adversely affected.

Our common stock price is volatile and could fluctuate significantly.

        The trading price of our stock has been and may continue to be subject to wide fluctuations. During the year ended March 31, 2002, the closing sale prices of our common stock on the Nasdaq ranged from $2.00 to $5.10 per share, and the closing price on June 10, 2002, was $6.00 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of new products, technology or strategic relationships by us or our competitors; changes in our financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable; low trading volume of shares and news reports relating to trends in our markets. In addition, the stock markets in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that may be unrelated to the operating performance of such companies. These broad market and industry fluctuations, combined with the consistently low trading volume of our stock may adversely affect the price of our common stock, regardless of our operating performance.

Future sales of our common stock may affect the market price of our common stock.

        As of March 31, 2002, we had 15,270,341 shares of common stock outstanding. Of these shares, approximately 6,718,397 are available for sale in the public markets, subject to the volume limitations and other conditions of Rule 144 under the Securities act. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Various holders of our common stock have registration rights with respect to their shares. In addition, holders of our shares who acquired their shares pursuant to our acquisition of Powerize.com, Inc. in August 2000 are subject to certain contractual restrictions on sales that have begun to lapse incrementally since August 1, 2001. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock. Future sales of our common stock may depress our stock price and might make it more difficult for us to sell equity securities in the future at a time and price that we otherwise might deem appropriate.

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

        The market in which we operate is characterized by rapidly changing technology; evolving industry standards, frequent new service announcements, introductions and enhancements; and evolving customer demands. The emerging nature of the Internet and the electronic distribution of business information, including distribution through wireless channels and products, Enterprise Information Portals (EIP's) and corporate intranets, exacerbate these market characteristics. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings. Our inability to adapt successfully to these changes in a timely manner could have a material and adverse effect on our business, operating results and financial condition. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services. Any enhancements to existing services may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, operating results and financial condition would be materially adversely affected.

We depend on the continued growth in use and efficient operation of the Internet.

        The online information market is rapidly evolving. Our business would be materially adversely affected if online usage does not continue to grow or grows slower than anticipated. Our audience depends on Internet Service Providers, online service providers, corporate networks, and other Web site operators for access to our Web site. Significant outages of these services could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results and financial condition.

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

        Web sites typically place information known as cookies on a user's hard drive sometimes without the user's knowledge or consent. Web sites use cookies for a variety of reasons. This technology enables our subscribers to access our premium services without entering their password upon each visit to our Web site. Additionally, it allows us to limit the frequency with which a viewer is shown a particular advertisement. Any reduction or limitation in the use of cookies could adversely affect our ability to target advertising effectively. Commonly used Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The use of cookies may become more restrictive in certain non-U.S. markets, which could impact the rate or success of expansion into those markets.

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

ITEM 2: Properties

        Our corporate headquarters is located in Austin, Texas, at 5800 Airport Boulevard, where we occupy approximately 69,000 square feet, with a commitment to expand to approximately 78,000 square feet within the next year, under a lease that expires in April 2011. As of August 1, 2001, we leased a 2,300-square-foot office in New York, New York, at 1700 Broadway. We also lease 1,725 square feet in San Francisco, California, at 605 Market Street. We consider our properties to be suitable and adequate for our present needs.

ITEM 3: Legal Proceedings

        On November 15, 2001, and as of the date of this filing, a putative shareholder class action lawsuit was filed against the Company, certain of its current and former officers and directors, and one of the investment banks that was an underwriter of the Company's July 1999 initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York and purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from July 20, 1999, through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The Company and its current and former officers and directors intend to vigorously defend the actions. The action is being coordinated with more than 300 other nearly identical actions filed against other companies.

ITEM 4: Submission Of Matters to a Vote of Securities Holders

        No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending March 31, 2002.

PART II.

ITEM 5: Market for the Registrant's Common Equity and Related Stockholder Matters.

        Our common stock has traded on the Nasdaq National Market under the symbol "HOOV" since July 21, 1999. The following lists the high and low per share sales prices reported on the Nasdaq National Market for our common stock for the periods indicated.

	High	Low
Year Ended March 31, 2001
Quarter ended June 30, 2000	$12.00	$6.50
Quarter ended September 30, 2000	$8.31	$5.88
Quarter ended December 31, 2000	$6.75	$0.56
Quarter ended March 31, 2001	$4.13	$2.16
Year Ended March 31, 2002
Quarter ended June 30, 2001	$5.20	$1.98
Quarter ended September 30, 2001	$5.10	$1.85
Quarter ended December 31, 2001	$3.62	$2.20
Quarter ended March 31, 2002	$5.07	$3.63

Equity Compensation Plans

The following table summarizes the status of the Company's equity compensation plans as of June 10, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans that have been approved by the Company's security holders:	3,516,199	$5.45	1,276,873
Equity Compensation Plans that have not been approved by the Company's security holders:	N/A	N/A	N/A

        As of June 10, 2002, the registrant had 15,296,710 outstanding shares of Common Stock, net of 599,354 shares of Treasury Stock, held by approximately 7,500 holders of record. We have never declared or paid any cash dividends on our common stock and we presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends at any time in the foreseeable future.

ITEM 6: Selected Financial Data

        The following table contains our summary financial data, which should be read together with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dollars in thousands, except per share data	Year Ended March 31,
Consolidated Statement of Operations Data	2002	2001	2000	1999	1998
Revenues:
Subscriptions	$21,272	$15,033	$8,798	$4,784	$1,464
Advertising and e-commerce	5,885	11,527	6,688	961	1,182
Licensing	3,109	3,055	2,027	1,980	1,233
Publishing, net	1,315	1,157	1,507	1,504	1,303

Net revenues	31,581	30,772	19,020	9,229	5,182
Cost of revenues	(10,565)	(13,572)	(8,743)	(5,002)	(3,035)

Gross profit	21,016	17,200	10,277	4,227	2,147
Expenses:
Product development	2,079	2,313	1,084	566	391
Sales and marketing	9,226	17,779	12,273	2,184	1,501
General and administrative	13,567	18,196	7,035	3,402	2,125
Impairment of long-lived assets	5,806	15,392	—	—	—
Non-cash compensation	544	72	1,702	451	—

Total expenses	31,222	53,752	22,094	6,603	4,017

Operating loss	(10,206)	(36,552)	(11,817)	(2,376)	(1,870)
Interest income	1,108	2,555	2,308	177	129
Interest expense	(27)	(122)	(19)	(56)	(47)
Impairment of strategic investments	(2,509)	(2,995)	—	—	—
Other	24	—	—	—	—

Net loss	$(11,610)	$(37,114)	$(9,528)	$(2,255)	$(1,788)

Basic and diluted net loss per share	($0.76)	($2.53)	($0.88)	($0.42)	($0.39)
Shares used in computing basic and diluted net loss per share	15,318,442	14,651,360	10,840,753	5,314,092	4,569,038

	As of March 31,
Dollars in thousands	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data
Cash, Cash Equivalents and Short-Term Investments	$32,791	$30,533	$42,881	$7,814	$3,860
Total Assets	$40,368	$51,162	$64,515	$10,076	$5,772
Working Capital	$23,809	$23,971	$54,275	$5,705	$3,427
Long-term debt and capital lease obligations, less current portion	—	$31	$38	$168	$172
Total stockholder's equity	$28,033	$39,625	$57,946	$6,760	$3,995

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical financial information contained herein, the matters discussed in this annual report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of Hoover's and its management and may be signified by the words "expects," "anticipates," "intends," "believes," or similar language. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the section, "Risk Factors" in item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

OVERVIEW

        Hoover's, Inc., is a publisher of business information. We are known for our Web-delivered service, Hoover's Online, which provides access to our proprietary database covering more than 18,000 public and private companies worldwide, 300 industries and 160,000 corporate executives. We also publish authoritative reference materials through The Business Press, our print publishing business, and license information to a number of third parties.

        Hoover's Online offers both a free, advertising-supported service and a range of paid subscription services. Visitors to the free areas of our site can access company capsules and basic information. Subscribers to the Company's paid offerings gain access to much deeper information from the proprietary Hoover's database and the databases of several third-parties, including D&B, Media General Financial Services and Mergent FIS. Paying subscribers also gain access to a wider array of tools for searching, sorting, selecting and downloading information from the Hoover's database. We focus primarily on selling subscriptions to sales, marketing and business development professionals and senior executives with similar needs at small to mid-sized businesses and divisions of larger entities. Our customers use Hoover's Online to prospect and prepare for client meetings, sales presentations, vendor and partner negotiations, and other business opportunities.

        Hoover's was founded in 1990 as a publisher of reference books. Hoover's Online was launched in 1995 and served approximately 2.8 million unique users in the quarter ended March 31, 2002. Through the strength of the Hoover's brand, the quality of our proprietary information database and the effectiveness of our sales channels, Hoover's has built a paid subscriber base that includes more than 8,000 multi-seat enterprise accounts.

        Our proprietary database is an important competitive advantage that provides information on more than 18,000 public and private companies worldwide. This database is produced and maintained by our editorial staff of researchers, writers, editors and online producers. Our editorial staff also compiles and maintains lists of key personnel at companies in our database, an invaluable resource for our customers. We have entered into agreements with third-party information providers that complement our core database with information on an additional 12 million companies as well as financial data and industry analysis.

        During our fiscal year ended March 31, 2002, we focused our resources on growing our subscription revenue base—particularly our multi-seat enterprise accounts. We view this business as particularly attractive in that it consists primarily of 12-month contracts that are paid up-front and generate attractive cash flows and recurring revenues. In September of 2001, along with our decision to focus on our subscription business, we reduced staff, eliminated uncompetitive and non-core lines of business and wrote off a number of investments.

        We generate revenue from four sources:

    •
    Enterprise and individual subscriptions

    •
    Advertising and e-commerce

    •
    Licensing

    •
    Publishing

Enterprise and individual subscriptions

        Our primary focus is on our subscription business. As of March 31, 2002, we offered two subscription options for our enterprise customers: Hoover's Pro and Hoover's Contact Pro. The entry price for Hoover's Pro is currently $1,995 for a 1-5 seat annual subscription. For an additional $1,000 per year, our customers had been given the opportunity to upgrade to Hoover's Contact Pro, a CD-based offering that includes download capabilities. In May 2002, we announced Hoover's Pro Plus with online downloading capabilities, which is designed to replace Hoover's Contact Pro at a current entry price of $4,995 per year, for up to 5 seats. We have larger accounts, for which the pricing was specifically negotiated, based on a variety of factors, such as number of users and product delivery options. We periodically offer pricing discounts and promotions to new subscribers in order to introduce our product and services. These offers usually run for a short duration.

        To meet the needs of single-seat users, we offer Hoover's Lite. This lower priced, one-seat subscription offering includes access to our proprietary business information, but not all the tools and functionality available to enterprise accounts. This product is currently priced at $49.95 per month or $399 per year. Under a pricing plan that has not been offered since August 2001, the Company also has personal subscribers who pay $29.95 per month or $199 per year.

        We recognize subscription revenues on a monthly basis, and we record annual individual and enterprise subscriptions as deferred revenues upon collection, which are amortized into revenues over the term of the subscription.

        The Company's subscription-based model provides for a strong recurring revenue stream and predictable results. Hoover's best customers, defined as those who have subscribed for at least two years, typically renew their subscriptions at a rate of 85% or higher. Hoover's blended renewal rate, including first-time renewals, is approximately 70%. Management believes it can grow subscription revenues substantially by (i) increasing the conversion rate of unique site visitors into subscribers, (ii) improving the retention rate of first-year subscribers, (iii) increasing its penetration of number of seats in existing accounts, (iv) enhancing the Company's offerings to attract a broader and deeper customer base and (v) up-selling new and additional services to existing accounts.

        Our inside sales force, located in Austin, Texas, pursues enterprise accounts with telesales efforts, from leads generated from visitors to the free content on Hoover's Online and direct marketing programs. This telesales effort produces the majority of subscription sales. We have a small outside sales staff that handles larger accounts and utilize a sales agency agreement for sales outside of the U.S.

Advertising and E-Commerce

        We offer a variety of advertising products such as customized packages of different sized advertisements—including placement packages, sponsorships, standard banners and buttons, large units containing interactive advertisements, newsletters and direct e-mail. Advertisements can be delivered throughout Hoover's Online or within a narrow, more targeted area within the site. Pricing for advertising programs varies depending on size of the units and the level of integration. Banners and button advertisements that are sold as stand-alone products are generally sold under short-term insertion orders based on a price per thousand impressions served. Other advertising arrangements are customized. Revenues are recognized either as the impressions are delivered, the obligations are fulfilled or ratably over the contract period.

        We generate e-commerce revenues from advertisers or sponsors that pay a percentage of sales directly generated by their placement on Hoover's Online as well as placement or other fees for integration of the advertiser's or sponsor's offer within Hoover's Online. Generally, most of our e-commerce contracts have a term of one year, although a few of the contracts have shorter durations.

        Our advertising and e-commerce sales force consists of account executives and support staff. Our account executives handle high-level relationships with clients and advertising agencies. We maintain advertising and e-commerce sales offices in New York City and San Francisco.

Licensing

        We have licensed portions of our database since 1991. Our customers range from traditional online service providers, such as Factiva and LexisNexis, to other Web sites, such as Yahoo! and the Microsoft Network. License customers generally receive a data feed in XML or ASCII formats, or may take advantage of a number of hosted options including "XML Search and Retrieval" or an HTML search solution that allows the customer to place a small search box on their Web site. For some customers, Hoover's provides a co-branded set of Web pages.

        License fees are generally based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals.

        With our August 1, 2000, acquisition of Powerize.com we operated the Hoover's NewsStand that served as a distributor for publishers seeking to electronically deliver their publications. Publishers using the NewsStand product included BNA, Inc., and Platt's, with BNA comprising more than 90% of the revenue. During the 2002 fiscal year, we made a decision to discontinue the NewsStand service because it was highly dependent on one customer, it was not core to the company's strategy of serving its customers through the Internet and was not operationally efficient. As part of the wind down of this service, we earned licensing revenues of approximately $1.2 million for the full year ended March 31, 2002, and also earned advertising revenues during the second half of the year of approximately $450,000. We do not expect to have any material revenues from the NewsStand business in the upcoming fiscal year ended March 31, 2003 and therefore expect licensing revenues to decline significantly until this business can be replaced.

        In addition, during the year, we discontinued another Powerize.com product, Hoover's Intelligence Monitor ("HIM"), a Web-based service that enabled subscribers to monitor multiple news sources. Revenues have not been significant from this service.

Publishing

        We sell CD-ROMs and print products, under the name, "The Business Press," containing company information. We recognize these revenues when the goods are shipped. For our sale of CD-ROMs and print products, we provide an allowance for returns when the products are shipped.

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

        General and administrative expenses consist of compensation for administrative and executive staff, which we consider to include executive, finance, investor relations, office network and human resource personnel, as well as fees for professional services, travel, depreciation and general office and occupancy expenses.

        Impairment of goodwill and intangible assets consists of charges related to periodic reviews of the carrying amount of identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed.

        We continue to incur non-cash charges for compensation expense related to the valuation of options and deferral of related compensation expense in the fourth fiscal quarter of 1999. The deferred compensation will result in non-cash compensation expense over the four-year vesting period of these options.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following represent our critical accounting policies:

    •
    Revenue recognition

    •
    Allowance for Doubtful Accounts

    •
    Capitalized Web Site Development Costs

    •
    Impairment of Goodwill

Revenue Recognition:

        Subscription revenue is recognized as service is provided under the terms of online subscription agreements. Payments received in advance of providing services are recorded as deferred revenue and amortized into revenue over the term of the agreement.

        Advertising revenues are recognized as impressions are delivered or ratably over the contract period based on the terms of the specific customer agreements, provided that no significant remaining obligations exist and collection of the resulting receivable is probable. If an agreement contains both a minimum contract period and a minimum impression guarantee, Hoover's recognizes revenue based on the lesser of the ratio of impressions delivered over the minimum impressions guaranteed or ratably over the contract period. Any agency fees associated with advertising are netted against revenue. Hoover's also derives e-commerce revenues, provided that no significant remaining obligations exist and collection of the resulting receivable is probable, from advertisers and other partners who pay either a fee per transaction or a percentage of sales generated directly from their advertisement on our Web site or from their special sponsorship of an area within our Web site.

        Licensing revenue is recognized as service is provided under the terms of licensing agreements. Payments received in advance of providing services are recorded as deferred revenue and recorded as revenue when earned.

        CD-ROMs and print product revenues are recognized when goods are shipped to customers. At the time of sale, an allowance for returns is established.

Allowance for Doubtful Accounts:

        Accounts receivable are recorded net of an allowance for doubtful accounts. Hoover's customers are concentrated in the United States. Hoover's performs limited credit evaluations, generally does not require collateral and establishes an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as historical collection experience, a customer's current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. Actual collections could differ from our estimates.

Capitalized Web-Site Development Costs:

        During the fiscal years ended March 31, 2002 and 2001, Hoover's invested $0 and $1.8 million, respectively in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on Hoover's Online. These costs primarily included third-party licenses and outside consulting. These costs were required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, Accounting for Web Site Development Costs. As the projects were completed, we began amortizing $1.1 million in costs over the estimated useful life of two years. The remaining balance of $732,000 related to design work for a more elaborate e-commerce transaction engine. We evaluated the return associated with the completion of this project and determined that in today's environment, the future costs associated with this project were not justified. During the fiscal year ended March 31, 2002, we recorded a charge of $732,000 to write off these costs. During the years ended March 31, 2002 and 2001, Hoover's recognized $385,000 and $125,000, respectively of amortization expense associated with these costs.

Impairment of Goodwill

        The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and goodwill, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), warrant adjustment to such carrying amounts. In reviewing the carrying amounts of property and equipment and identifiable intangible assets, the Company considers, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. Hoover's periodically reviews the carrying amount of identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed to determine whether current events or circumstances indicate potential impairment. Additionally, if economic conditions or forecasted conditions change substantially after the date goodwill is recorded and indicate potential impairment, Hoover's evaluates the carrying amount of such goodwill. Pursuant to the provisions of APB Opinion No. 17, Intangible Assets, Hoover's assesses goodwill at an enterprise level. The Company reviews and evaluates the recoverability of goodwill and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. The estimated fair value of enterprise-level goodwill is determined by subtracting the net carrying values of all assets and liabilities of the Company, excluding goodwill, from its estimated enterprise fair value. The Company determines the estimated enterprise fair value based upon the discounted cash flow method. Similarly, for enterprise level goodwill attributable to acquired businesses being managed as separate business units, Hoover's evaluates impairment using a discounted cash flow approach for the particular business unit, using its best estimate of net future cash flows expected to result from operations of the business unit and market-based assumptions for discount rates. During the years ended March 31, 2002 and 2001, we recorded $3.6 million and $10.6 million, respectively in impairment for enterprise-level goodwill.

FISCAL YEAR ENDED MARCH 31, 2002, COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

        Revenues.    Net revenues for fiscal 2002 increased 3% to $31.6 million from $30.8 million for fiscal 2001.

        Our primary focus is on growing subscription revenues, which represented 67% of total revenues in the fiscal year ended March 31, 2002. Subscription revenues increased 42% to $21.3 million for fiscal 2002, from $15.0 million for fiscal 2001. This increase in revenues is due to the increase in the number of subscribers, primarily from enterprise accounts. Enterprise accounts as of March 31, 2002 totaled more than 8,000, an increase of 35% from approximately 6,000 as of March 31, 2001. During the year ended March 31, 2002, we focused on generating new leads for enterprise accounts and curtailed our efforts to drive page views on to Hoover's Online. As a result, total page views for Hoover's Online for the year ended March 31, 2002, were 331 million compared to 416 million for the year ended March 31, 2001, representing a decrease of 20%.

        In September 2001, we introduced Hoover's Contact Pro, which our sales team used as an opportunity to up-sell into existing accounts. Those initiatives, combined with an increased number of telesales employees and increases in the list price of the base enterprise offering from $1,800 to $1,995 per year, contributed to the increase in new enterprise subscription revenue during the year.

        During the fiscal year ended March 31, 2002, the overall economy and advertising industry, in particular, suffered a significant downturn. More specifically, our results reflect the significant decline in demand for online advertising. Advertising and e-commerce revenues decreased 49% to $5.9 million for fiscal 2002, from $11.5 million in fiscal 2001. The decrease in advertising and e-commerce revenues was due primarily to the overall market conditions combined with lower page views for Hoover's Online. Our advertising sales offices remain located in New York and San Francisco.

        For the year ended March 31, 2002, licensing and publishing represented 10% and 4%, respectively, of revenues, consistent with the prior year percentages. Licensing revenues of $3.1 million increased 2% over fiscal year 2001 due primarily to higher revenues from existing customers. We expect a decrease in this area in fiscal 2003 due to the termination of the NewsStand service. Net revenues from publishing increased 14% to $1.3 million in fiscal 2002, from $1.2 million in fiscal 2001 due primarily to higher prices and new products. We do not expect significant changes in the upcoming year but expect that over time, more of our print customers will migrate to an online offering.

        Cost of Revenues.    Cost of revenues for fiscal 2002 decreased 22% to $10.6 million, from $13.6 million in fiscal 2001. The decrease was due primarily to a lower number of personnel in our editorial and technology production areas as well as lower costs for third-party content. In the first half of the fiscal year, we discontinued non-core products and services such as the travel and career areas of Hoover's Online, the NewsStand service and the Hoover's Intelligence Monitor. In addition, we reduced personnel and third-party content associated with our non-U.S. Web sites. At the end of the prior year, we reduced staff as we closed our Reston, Virginia, and Linthicum, Maryland, offices therefore contributing to the decrease in the annual comparison. As a percent of net revenues, cost of revenues was 33% for the year ended March 31, 2002, compared to 44% for the comparable period one year ago.

        Product Development.    Product development expenses for fiscal 2002 decreased 9% to $2.1 million, from $2.3 million in fiscal 2001. This decrease was due to a lower number of programmers and analysts and reduced outside consulting expenses. Headcount in this area was reduced from levels in fiscal 2001 primarily a result of the closure of offices acquired as part of the acquisition of Powerize.com. As a consequence of our overall strategy to focus on our core business of subscriptions we continued our investment in systems, which support our enterprise subscription product.

        Sales and Marketing.    Sales and marketing expenses for fiscal 2002 decreased 48% to $9.2 million, from $17.8 million in fiscal 2001. This decrease was due primarily to lower costs associated with marketing activities, which was slightly offset by additional enterprise subscription sales staff and higher commissions associated with higher subscription revenues. Specifically, in marketing, reductions were made in advertising, public relations and other agency expenses.

        General and Administrative.    General and administrative expenses for fiscal 2002 decreased 25% to $13.6 million, from $18.2 million for fiscal 2001. Generally the decrease was due to the company's strategy to streamline the business and reduce costs in a difficult economy. Salaries of existing executive and administrative staff decreased slightly by 6% in fiscal 2002 to $3.7 million, from $4.0 million in fiscal 2001, due primarily to the reduction of headcount. Other decreases, totaling $2.0 million, were made in professional fees, training, travel and franchise tax expenses. This was offset by the following increases: Depreciation and amortization increased 36% in fiscal 2002 to $3.3 million, from $2.4 million in fiscal 2001 due to an increase in capital expenditures associated with our move to a new headquarters facility in Austin, Texas. General office and occupancy expenses increased 17% in fiscal 2002 to $3.5 million, from $3.0 million in fiscal 2001, due to an increase in the size of our facility in Austin, as well as higher occupancy operating costs. Credit card processing fees increased 47% in fiscal 2002 to $479,000, from $326,000 in fiscal 2001, due to a higher number of subscription payments made via credit card.

        Non-Cash Compensation.    We continue to incur non-cash charges for compensation expense related to the valuation of options and deferral of related compensation expense in the fourth fiscal quarter of 1999. The deferred compensation will result in non-cash compensation expense over the four-year vesting period of these options. Non-cash compensation expense for the year ended March 31, 2002, was approximately $544,000, compared to $72,000 in fiscal 2001. This increase was primarily the result of $295,000 associated with changes in option terms associated with the severance of an executive and an increase in the amount of expense recognized as a result of the compensation expense related to the valuation of options and deferral of related compensation expense in the fourth fiscal quarter of 1999.

        Impairment of Goodwill and Intangibles.    In the prior year, we recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com. Due to changes in the outlook for advertising and other factors which negatively impacted the future cash inflows expected, we recorded an impairment charge of $15.4 million during fiscal year 2001 to write down goodwill and intangible assets. In the first quarter of fiscal 2002, events involving the decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment and as a result, we recorded an additional impairment charge of $5.8 million during the June quarter to write down the remaining goodwill and most of the other intangibles. As of March 31, 2002, the net balance of intangibles was $65,000. We will continue to consider the ongoing recoverability of these remaining intangibles. There was no remaining goodwill as of March 31, 2002.

        Impairment of Strategic Investments.    In the past we have made minority strategic investments in other companies. During the year, we had investments in three private companies, namely 10K Wizard, VercomNet, and Vault.com. We periodically review the carrying amount of these investments for impairment. We consider individual companies' financial conditions and liquidity, publicly traded prices for comparable companies, overall market conditions, and the current status of the companies' business plans. Based on these criteria, we recorded impairments of $2.5 million and $3.0 million during the years ended March 31, 2002 and 2001, on these strategic investments. The impairments represent 100% of the carrying balance of the investments.

        Gain on Sale of Investments.    The Company had a strategic minority investment in a publicly traded company that was sold during the third quarter of fiscal 2002. During the year ended March 31, 2002, that sale generated a net gain of $81,000.

        Interest Income and Expense.    Interest income for fiscal 2002 decreased 58% to $1.1 million, from $2.6 million in fiscal 2001. The decrease was due to lower interest rates earned on our cash and investment balances as well as overall lower cash balances. We had an average monthly cash and short-term investment balance for the entire year of $31.0 million compared to an average monthly balance of $41.9 million for fiscal 2001. Interest expense decreased to $27,000, in fiscal 2002 from $122,000 in fiscal 2001 due to eliminating the leases of office equipment and debt associated with the acquisition of Powerize.

        Taxes.    We have incurred significant operating losses for most periods from inception (February 1990) through March 31, 2002. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. As of March 31, 2002, the Company has a net operating loss carryforward of approximately $51.3 million that will expire beginning in 2005, with substantially all of the loss expiring after 2017, if not utilized.

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

        Advertising and e-commerce revenues increased 72% to $11.5 million for fiscal 2001, from $6.7 million in fiscal 2000. This was due in part to the growth in page views on Hoover's Online. Total page views for the year were 416 million compared to 248 million for the year ended March 31, 2000, representing an increase of 68%. Our advertising sales office in New York was in place for a full year, compared with a partial year in fiscal 2000, and we opened new sales offices during the year, which also contributed to the higher revenues.

        Licensing revenues increased 51% to $3.1 million in fiscal 2001, from $2.0 million for fiscal 2000. The increase is due primarily to our acquisition of Powerize.com, which resulted in increased revenues from the licensing of our NewsStand service, which totaled approximately $690,000 for the year, as well as higher royalties from certain existing licensing customers. In general, royalty payments are based on use of Hoover's content or other revenue-sharing arrangements.

        Net revenues from publishing decreased 23% to $1.2 million in fiscal 2001, from $1.5 million in fiscal 2000. Decreases were due to a reduced emphasis in this area and a migration of customers to our Web-based services.

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

        Sales and Marketing.    Sales and marketing expenses for fiscal 2001 increased 45% to $17.8 million, from $12.2 million in fiscal 2000. This increase was due to higher costs associated with sales and marketing personnel, which included additional staff and higher commissions and bonuses associated with higher revenues. In addition, higher expenses associated with advertising, promotions and public relations contributed to the increase.

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

        Non-Cash Compensation.    We continue to incur non-cash charges for compensation expense related to the valuation of options and deferral of related compensation expense in the fourth fiscal quarter of 1999, as well as a result of our acquisition of Powerize.com. The deferred compensation will result in non-cash compensation expense over the four-year vesting period of these options. Non-cash compensation expense for the year ended March 31, 2001, was approximately $72,000, compared to $1.7 million in fiscal 2000. The decrease is due primarily to the reduction in the personnel, which gave rise to the initial charge.

        Impairment of Goodwill and Intangibles.    We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com. The acquisition was completed in August 2000. Since the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of newsletters served by Powerize, the company determined that the value of key assets acquired was impaired. In addition, operational changes, reductions in associated headcount and the closing of our offices in Reston, Virginia, and Linthicum, Maryland, contributed to the evaluation of impairment. In reviewing these carrying values for potential impairment, the Company considered, among other things, its best estimate of the future cash inflows expected to result from the use of the asset and its eventual dispositions less the future cash outflows expected to be necessary to obtain those inflows. Growth assumptions related to this cash flow evaluation were consistent with both internal and externally available projections. We recorded an impairment charge of $15.4 million during the quarter to write down the goodwill and other intangibles. We will continue to consider the ongoing recoverability of the remaining goodwill and intangibles. It is reasonably possible that future events, particularly any decisions that might impact the technology underlying our NewsStand product or decisions adversely affecting the future of the Hoover's Intelligence Monitor, will lead us to reduce the carrying amount of these intangible assets further. As of March 31, 2001, the net balance of goodwill and intangibles was $6.3 million.

        Impairment of Strategic Investments.    During the fiscal year ended March 31, 2000, Hoover's made an equity investment in Intellifact.com to assist in the development of Intellifact.com's vertical Web sites. During the quarter ended June 30, 2000, an additional convertible loan was made to the entity. Intellifact.com's plan was to create global networks of vertical information communities for business professionals and therefore we considered the investment and loan strategic assets. However, Intellifact.com was unable to obtain additional cash investments in order to continue executing their business plan and during the quarter ended December 31, 2000, Intellifact ceased operations and began the liquidation of assets. As a result, we recognized a loss of $995,000 during the year, over the quarters ended December 31, 2000, and March 31, 2001.

        The Company has had other strategic minority investments in three private companies, namely 10K Wizard, VercomNet and Vault.com. Given the deterioration of overall stock market valuations, we also reviewed the carrying amount of these investments. We considered publicly traded prices for comparable companies, overall market conditions, the current status of business plans as well as the individual companies' financial conditions and liquidity. We recorded an impairment of $2.0 million as of March 31, 2001. This impairment represented 44% of the carrying balance of the investments. We will continue to analyze these investments for evidence of further impairment in light of overall market conditions that have resulted in lower valuations and economic challenges for private companies and it is reasonably possible that future events will lead us to reduce the carrying value of these investments.

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

        Taxes.    We have incurred significant operating losses for all periods from inception (February 1990) through March 31, 2001. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. As of March 31, 2001, the Company has a net operating loss carryforward of approximately $51.2 million that will expire beginning in 2005, with substantially all of the loss expiring after 2017, if not utilized.

Liquidity and Capital Resources

        We generated $5.1 million in net cash from operating activities during the twelve months ended March 31, 2002, compared to a use of $15.0 million in the twelve months ended March 31, 2001. Net cash provided from operating activities in fiscal year 2002 resulted from net operating losses that were more than offset by increases in deferred revenues and accrued expenses.

        During the year ended March 31, 2002 we used $1.4 million in capital expenditures. This was primarily related to the purchase of furniture and equipment as well as leasehold improvements made as part of our new headquarters facility in Austin, TX.

        Our board of directors approved a share buyback program in December 2000. In the fiscal year ended March 31, 2002 we used $734,000 to buy back 275,854 shares of stock under this program. We paid off all outstanding debt of $1.0 million during the year.

        As of March 31, 2002, we had $32.8 million of cash, cash equivalents and short-term investments. Our principal commitments at March 31, 2002, consisted of accounts payable and accrued expenses.

Loans and lease obligations were retired during the year. Our accounts payable balance as of March 31, 2002, was $1.0 million, which consisted of short-term accounts, due within 30 days, and commissions payable to employees. Our accrued expenses of $3.4 million primarily includes amounts due to vendors for advertising, marketing, and professional expenses for which we have not been invoiced as well as unused vacation due to employees. As of March 31, 2002, we had deferred revenue recorded of $7.9 million, which represents upfront payments, primarily related to annual subscriptions to Hoover's Online for which the earnings process has not been completed.

        During June 2000, the Company entered into a non-cancelable, 10-year operating lease for office space in Austin, Texas. This lease commenced in May 2001 with total minimum payments of $11.2 million, plus operating expenses, over the lease term.

        We may in the future pursue additional acquisitions of businesses, products and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

        We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures. Beyond the next 12 months, our significant commitments consist of repayment of lease commitments for facilities and telephone equipment. We also intend to invest in sales and marketing and continue to build an infrastructure to meet the needs of a public company. Although we currently expect to meet the cash requirements of such commitments, expenditures and ongoing operating expenses from working capital, in order to meet our long-term liquidity needs, we may need or choose to raise additional funds, seek an additional credit facility or seek other financing arrangements.

Recently Issued Accounting Statements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which deferred for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, we formally adopted the Statement during the first quarter of 2002. The adoption of Statement 133 did not have a material impact on our results of operations or our financial position for the year ended March 31, 2002.

        In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all our acquisitions have been accounted for under the purchase method of accounting. The adoption of Statement 141 did not have a significant impact on our financial statements.

        Also in July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning with fiscal year 2003, we will adopt Statement 142 and will review our intangible assets and goodwill for impairment pursuant to this Statement. Upon adoption on April 1, 2002, we will continue to amortize our intangible assets over their useful lives. As of March 31, 2002, the balance of goodwill and intangible assets on our financial statements is $0 and $65,000, respectively.

        In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The provisions of Statement 143 will be effective for our fiscal year beginning April 1, 2002. We do not expect the adoption of Statement 143 to have a significant impact on our financial statements.

        Also in August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes Statement 121 and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of Statement 144 will be effective for our fiscal year beginning April 1, 2002. We do not expect that the adoption of Statement 144 to have a significant impact on our financial statements.

ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk

        Hoover's had capital leases and capital lease and shareholder obligations assumed as part of the Powerize acquisition, which resulted in the risk that interest expense or the fair value of capital lease obligations might be impacted by changes in market interest rates. However, market risks associated with these obligations were not significant and these obligations were retired in the year ended March 31, 2002.

        Our operations are based in the U.S. and, accordingly, the majority of our transactions were denominated in U.S. Dollars. However, we did have foreign-based operations where transactions are denominated in foreign currencies and were subject to market risk with respect to fluctuations in the relative value of currencies. However, with the closing of our U.K. operations in September 2001, our translation and most transaction exposure has been eliminated.

        Cash, cash equivalents and short-term investments are sensitive to changes in the general level of U.S. interest rates and general health of the economy. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

    •
    obligations of the U.S. government and its agencies;

    •
    investment-grade state and local government obligations;

    •
    commercial paper and master notes of corporations rated A1 or P1 by Moody's or the Standard & Poors equivalents;

    •
    bonds and auction rate securities of corporations rated A3/A- by Moody's or the Standard & Poors equivalents; and/or

    •
    money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

        At March 31, 2002, our cash and cash equivalents consisted primarily of demand deposits, money market accounts, commercial paper, and market auction preferreds issued by large institutions. Our short-term investments were invested in commercial paper, corporate notes, corporate bonds and medium-term notes issues by large institutions and U.S. government agencies. Such short-term investments have an average maturity of less than one year from March 31, 2002. A 1% decrease in market rates would likely reduce our interest income by approximately $300,000 but we do not expect it would materially affect the fair value of these instruments. Due to the nature of our investments, we have concluded that we do not have material market risk exposure.

ITEM 8: Financial Statements and Supplementary Data

  (a)
  1. Financial Statements.

      See our consolidated financial statements included in Part IV, Item 14.

  (b)
  2. Supplementary Data.

CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(In thousands, except share and per share data)
(Unaudited)

	Fiscal Years By Quarter
	2002				2001
	Q4	Q3	Q2(3)	Q1(1)	Q4(2)	Q3	Q2	Q1
Net Revenues	8,027	7,887	7,562	8,105	7,732	8,660	7,518	6,862
Gross Profit	5,589	5,376	4,904	5,147	4,305	4,777	3,870	4,248
Net Income/(Loss)	257	122	(4,563)	(7,426)	(21,580)	(6,105)	(6,988)	(2,441)
Basic Earnings/(Loss) per share	$0.02	$0.01	$(0.30)	$(0.48)	$(1.39)	$(0.39)	$(0.47)	$(0.19)
Fully Diluted Earnings/(Loss) per share	$0.02	$0.01	$(0.30)	$(0.48)	$(1.39)	$(0.39)	$(0.47)	$(0.19)
Shares used in computation of Basic Earnings/(Loss) per share	15,253,382	15,241,091	15,374,306	15,404,125	15,546,391	15,496,728	14,768,860	12,792,518
Shares used in computation of Fully Diluted Earnings/ (Loss) per share	16,019,706	15,714,390	15,374,306	15,404,125	15,546,391	15,496,728	14,768,860	12,792,518

        Notes to Consolidated Supplementary Financial Data

1.    Impairment of long-lived assets

  (1)
  Includes $5.8 million in impairment charges related to intangible assets acquired from Powerize.com.
  (2)
  Includes $15.4 million in impairment charges related to intangible assets acquired from Powerize.com.
  (3)
  Includes $1.5 million in restructuring charges associated with the reduction in staff in the United States and the closing of the London office.

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

ITEM 10: Directors and Officers of the Registrant

        The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal 1—Election of Directors," "Executive Compensation—Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11: Executive Compensation

        The information required by this Item will be included in our 2002 Proxy Statement under the section captioned "Executive Compensation," which information is incorporated into this Form 10-K by reference.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item will be included in our 2002 Proxy Statement under the section captioned "Principal Stockholders," which information is incorporated into this Form 10-K by reference.

ITEM 13: Certain Relationships and Related Transactions

        The information required by this Item will be included in our 2002 Proxy Statement under the section captioned "Executive Compensation—Certain Transactions with Management," which information is incorporated into this Form 10-K by reference.

PART IV.

ITEM 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  1. Consolidated Financial Statements

    The following consolidated financial statements of Hoover's, Inc., are filed as part of this Form 10-K on the pages indicated:

    2.
    Financial Statement Schedules

    None

  (b)
  Reports on Form 8-K

    There have been no reports filed by the Company on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2002.

  (c)
  Exhibits.    The exhibits to the Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon requests to Hoover's and payment of a reasonable fee.

Exhibit Number

3.1	(1)	—	Form of Amended and Restated Certificate of Incorporation of Hoover's, Inc., as amended May 24, 2001.
3.2	(2)	—	Form of Amended and Restated Bylaws of Hoover's, Inc., as amended.
4.1	(2)	—	Specimen certificate for shares of common stock.
10.1	(2)	—	Distributor Agreement dated June 1, 1999, by and between Hoover's, Inc., and Media General Financial Services, Inc.
10.2	(3)	—	Office Lease dated June 19, 2000, for Hoover's Center Project located at 5800 Airport Blvd., Austin, Texas, between Hoover's, Inc. and Riverside Resources Investments, LTD.
10.3	(2)	—	Imperial Bank Security and Loan Agreements dated June 17, 1997, and April 2, 1998.
10.4	(2)	—	Form of Indemnification Agreement between Hoover's, Inc., and each of its directors and executive officers.
10.5	(4)	—	Form of Hoover's, Inc., 1999 Stock Incentive Plan.
10.6	(5)	—	Sublease Agreement for the 6th floor, 4 West 58th St., New York, New York, between Hoover's, Inc., and joan and david helpern incorporated dated July 23, 1999.

10.7	(6)	—	Agreement and Plan of Reorganization dated July 12, 2000, by and among Hoover's, Inc., Panda Merger Corp. and Powerize.com, Inc.
10.8	(1)	—
			Strategic Relationship Agreement between Hoover's, Inc., and The FORTUNE Group, a division of Time, Inc., dated January 29, 2001. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.9	(7)	—	Employment Agreement dated May 22, 2001, between Hoover's, Inc. and Jeffrey R. Tarr. (Portions of this exhibit have been omitted pursuant to a request for confidential Treatment.)
10.10	(7)	—	Employment Agreement dated May 23, 2001, between Hoover's, Inc. and Patrick J. Spain. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.11	(7)	—	Employment Agreement dated May 10, 2000, between Hoover's Online Europe Limited and Gehan Talwatte.
10.12	(7)	—
			Form of Severance Agreement entered into as of May 9, 2001, with executive officers Lynn Atchison, Tom Ballard, Kris Rao, Carl Shepherd and Jani Farlow Spede. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.13	(8)	—
			Resignation Letter and Employment Agreement Amendment dated September 13, 2001 (as amended September 17, 2001) between Hoover's, Inc. and Patrick J. Spain. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.14	(8)	—
			Severance Letter Agreement dated as of September 25, 2001, between the Company's Hoover's Online Europe Limited subsidiary and Gehan Talwatte. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.15	(8)	—
			Amendment dated as of July 24, 2001, to the Strategic Relationship Agreement dated as of January 29, 2001, between the Company and The FORTUNE Group, a division of Time, Inc., and, for certain limited purposes, Warner Books Multimedia Corp. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.16	(8)	—
			Amendment dated as of September 24, 2001, to the Strategic Relationship Agreement dated as of January 29, 2001 between the Company and THE FORTUNE GROUP, a division of Time, Inc. and, for certain limited purposes, Warner Books Multimedia Corp. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.17		—
			Amendment dated as of January 11, 2002, to Distributor Agreement dated June 1, 1999, by and between Hoover's, Inc., and Media General Financial Services, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10.18		—
			Amendment dated as of February 25, 2002, to the Strategic Relationship Agreement dated as of January 29, 2001 between the Company and The FORTUNE Group, a division of Time, Inc. and, for certain limited purposes, Warner Books Multimedia Corp. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
23.1		—	Consent of Ernst & Young, L.L.P.
24.1	(2)	—	Power of Attorney (see page II-5).

(1)
Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-K for the fiscal year ended March 31, 2001.

(2)
Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1, Registration No. 333-78109 (the "IPO Registration Statement"), such exhibit incorporated herein by reference.

(3)
Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-Q for the quarter ended June 30, 2000.

(4)
Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Proxy Statement filed July 27, 2001.

(5)
Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-K for the fiscal year ended March 31, 2000.

(6)
Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on July 14, 2000.

(7)
Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-Q for the quarter ended June 30, 2001.

(8)
Indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-Q for the quarter ended September 30, 2001.

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
HOOVER'S, INC.

        We have audited the accompanying consolidated balance sheets of Hoover's, Inc., as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hoover's, Inc., at March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Austin, Texas
April 30, 2002

Hoover's, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$17,558	$30,533
Short-term investments	15,233	—
Accounts receivable from related parties	36	870
Accounts receivable, less allowance for doubtful accounts of $250 and $1,288 at March 31, 2002 and March 31, 2001, respectively	2,690	3,482
Book inventory, less allowances for excess and obsolete inventory of $23 and $46 at March 31, 2002 and March 31, 2001, respectively	156	120
Prepaid expenses and other current assets	471	472

Total current assets	36,144	35,477
Property, plant and equipment:
Computer, office equipment and software licenses	6,597	6,786
Capitalized Web site development costs	1,016	1,812
Equipment under capital lease	—	147
Leasehold improvements	1,329	914
Furniture and fixtures	1,429	1,434

	10,371	11,093
Less accumulated depreciation	(6,229)	(4,333)

Total property, plant and equipment	4,142	6,760
Goodwill, net of accumulated amortization and impairment charges of $3,704 in 2002 and $11,967 in 2001	—	3,704
Other intangible assets, net of accumulated amortization and impairment charges of $2,546 in 2002 and $6,869 in 2001	65	2,611
Other non-current assets	17	2,610

Total assets	$40,368	$51,162

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and commissions	$1,042	$1,834
Accrued employee liabilities	980	905
Accrued other expenses	2,460	2,517
Notes payable to stockholders	—	1,015
Deferred revenue	7,853	5,235

Total current liabilities	12,335	11,506
Obligations under capital leases, less current portion	—	31

Total liabilities	12,335	11,537
Stockholders' equity:
Common stock, $.01 par value, 50,000,000 and 150,000,000 shares authorized, 15,869,695 and 15,755,328 shares issued at March 31, 2002, and March 31, 2001, respectively	159	158
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at March 31, 2002, and March 31, 2001, respectively	—	—
Additional paid-in capital	96,037	95,535
Unearned stock compensation	(107)	(331)
Cumulative translation adjustment	—	(25)
Accumulated deficit	(66,716)	(55,106)
Treasury stock at cost, 599,354 shares and 323,500 shares at March 31, 2002, and March 31, 2001, respectively	(1,340)	(606)

Total stockholders' equity	28,033	39,625

Total liabilities and stockholders' equity	$40,368	$51,162

See accompanying notes.

Hoover's, Inc.
Consolidated Statements of Operations

(In Thousands, except share and per share data)

	Year Ended March 31,
	2002	2001	2000
Revenues
Subscriptions	$21,272	$15,033	$8,798
Advertising and e-commerce	5,885	11,527	6,688
Licensing	3,109	3,055	2,027
Publishing, net	1,315	1,157	1,507

Net revenues	31,581	30,772	19,020
Cost of revenues	(10,565)	(13,572)	(8,743)

Gross profit	21,016	17,200	10,277
Expenses:
Product development	2,079	2,313	1,084
Sales and marketing	9,226	17,779	12,273
General and administrative	13,567	18,196	7,035
Impairment of long-lived assets	5,806	15,392	—
Non-cash compensation	544	72	1,702

Total expenses	31,222	53,752	22,094
Operating loss	(10,206)	(36,552)	(11,817)
Interest income	1,108	2,555	2,308
Interest expense	(27)	(122)	(19)
Impairment of strategic investments	(2,509)	(2,995)	—
Other	24	—	—

Net loss	$(11,610)	$(37,114)	$(9,528)

Basic and diluted net loss per share	$(0.76)	$(2.53)	$(0.88)

Shares used in computation of basic and diluted loss per share	15,318,442	14,651,360	10,840,753

See accompanying notes.

Hoover's, Inc.

Consolidated Statements of Stockholders' Equity
(In Thousands, except share data)

	Shares of Common Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Income (Loss)	Unearned Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders ' Equity
Balance at March 31, 1999	7,090,725	$71	$18,067	—	$(2,764)	$(8,464)	$(150)	$6,760
Exercise of options	431,951	4	875	—	—	—	—	879
Exercise of warrants	191,839	2	357	—	—	—	—	359
Unearned stock compensation	—	—	468	—	(468)	—	—	—
Initial Public Offering, net	3,737,500	37	47,392	—	—	—	—	47,429
Private Placements of common stock	1,231,863	12	10,152	—	—	—	—	10,164
Employee Stock Purchase Plan	22,914	1	180	—	—	—	—	181
Amortization of unearned stock compensation	—	—	—	—	1,702	—	—	1,702
Net loss	—	—	—	—	—	(9,528)	—	(9,528)

Balance at March 31, 2000	12,706,792	127	77,491	—	(1,530)	(17,992)	(150)	57,946
Exercise of options	345,163	3	542	—	—	—	—	545
Exercise of warrants	1,143,750	12	4,778	—	—	—	—	4,790
Forfeitures of stock options	—	—	(1,221)	—	1,221	—	—	—
Issuance of common stock in purchase of business	1,484,006	14	13,576	—	(94)	—	—	13,496
Common stock issued for services	25,000	1	159	—	—	—	—	160
Employee Stock Purchase Plan	50,617	1	210	—	—	—	—	211
Amortization of unearned stock compensation	—	—	—	—	72	—	—	72
Purchase of Treasury Stock	—	—	—	—	—	—	(456)	(456)
Comprehensive loss:
Cumulative translation adjustment	—	—	—	(25)	—	—	—	(25)
Net loss	—	—	—	—	—	(37,114)	—	(37,114)
Total comprehensive loss	—	—	—	—	—	—	—	(37,139)

Balance at March 31, 2001	15,755,328	158	95,535	(25)	(331)	(55,106)	(606)	39,625
Exercise of options	74,305	1	65	—	—	—	—	66
Employee Stock Purchase Plan	40,062	—	117	—	—	—	—	117
Unearned stock compensation	—	—	320	—	(320)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	544	—	—	544
Purchase of Treasury Stock	—	—	—	—	—	—	(734)	(734)
Comprehensive loss:
Foreign currency translation adjustment, cumulative translation adjustment of $0 at March 31, 2002	—	—	—	25	—	—	—	25
Net loss	—	—	—	—	—	(11,610)	—	(11,610)
Total comprehensive loss	—	—	—	—	—	—	—	(11,585)

Balance at March 31, 2002	15,869,695	$159	$96,037	$—	$(107)	$(66,716)	$(1,340)	$28,033

See accompanying notes.

Hoover's, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended March 31,
	2002	2001	2000
Operating activities
Net loss	$(11,610)	$(37,114)	$(9,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,285	2,414	1,030
Amortization	444	4,142	499
Amortization of unearned stock compensation	243	72	1,702
Non-cash compensation	301	160	—
Impairment of goodwill, intangible assets and software development costs	6,538	15,392	—
Bad debt expense	938	1,189	338
Loss on strategic investments	2,509	2,995	—
Gain on sale of investments	(81)	—	—
Loss on foreign investments	57	—	—
Changes in operating assets and liabilities:
Accounts receivable	688	(1,187)	(3,053)
Inventories	(36)	(62)	26
Prepaid expenses and other current assets	3	(55)	(154)
Other Assets	1	714	(400)
Accounts payable and commissions	(791)	(4,425)	132
Accrued expenses	17	(468)	1,962
Deferred revenue	2,616	1,268	1,640

Net cash provided by (used in) operating activities	5,122	(14,965)	(5,806)
Investing activities
Purchases of property, plant and equipment, net	(1,398)	(6,059)	(2,318)
Purchase of Powerize.com, net of cash acquired	—	(2,190)	—
Investments in strategic companies	—	(4,944)	(100)
Purchases and proceeds of short-term securities	—	14,043	(14,043)
Purchases of short-term investments	(15,233)	—	—
Proceeds from sale of marketable securities	131	—	—

Net cash provided by (used in) in investing activities	(16,500)	850	(16,461)
Financing activities
Purchase of treasury stock	(734)	(456)	—
Payments on bank and other term loans	(1,015)	(3,291)	(448)
Payments on capital leases	(31)	(32)	(33)
Net proceeds from capital stock transactions	183	5,546	57,815

Net cash provided by (used in) financing activities	(1,597)	1,767	57,334
Change in cash and cash equivalents	(12,975)	(12,348)	35,067
Cash and cash equivalents at beginning of year	30,533	42,881	7,814

Cash and cash equivalents at end of year	17,558	30,533	42,881

Supplemental cash flow information:
Cash and cash equivalents at end of year	17,558	30,533	42,881
Net change in short term investments	15,233	—	—

Cash, cash equivalents and short-term investments at end of year	$32,791	$30,533	$42,881

See accompanying notes.

Hoover's, Inc.

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

        Hoover's, Inc. ("Hoover's", Nasdaq: HOOV) is a provider of business information, which publishes information on public and private companies worldwide. This proprietary information, along with searching tools, is available through Hoover's Online, located on the Internet at www.hoovers.com. Hoover's business information is also available through corporate intranets and distribution agreements with licensees, as well as via print and CD-ROM products from Hoover's Business Press. Hoover's core asset is a proprietary database of authoritative, timely and useful business information on influential and fast-growing companies and industries. The database, combined with third-party business information, news, a collection of selected links to third-party information and product information, helps customers conduct research, prospect for new business, and prepare for meetings. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist primarily of highly liquid investments having original maturities of 90 days or less from the respective date of acquisition and money market fund shares. The Company classifies these investments as available-for-sale and any unrealized gains or losses are included in other comprehensive income. Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for all years presented.

SHORT-TERM INVESTMENTS

        Short-term investments consist of marketable securities, excluding cash-equivalents, having remaining maturities of less than one year from the respective balance sheet date. The Company classifies these investments as available-for-sale and any unrealized gains or losses are included in other comprehensive income. Realized gains and losses are computed based on the specific identification method. Realized and unrealized gains and losses were not material for all years presented. Cost approximates fair market value at March 31, 2002. All investments have a maturity of less than one year.

        Short-term investments consist of the following at March 31, 2002 (in thousands):

Type	Cost
Corporate Bonds	$12,277,958
Corporate Notes	2,954,648

Total	$15,232,606

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Accounts receivable are recorded net of an allowance for doubtful accounts. Hoover's customers are concentrated in the United States. Hoover's performs limited credit evaluations, does not require collateral and establishes an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as: historical collection experience, a customer's current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay.

INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost. Hoover's depreciates property, plant and equipment using the straight-line method over estimated useful lives of two to three years. Depreciation expense includes depreciation of assets acquired under capital leases.

LEASEHOLD IMPROVEMENTS

        Leasehold improvements are stated at cost. Hoover's depreciates leasehold improvements using the straight-line method over the lesser of the lease term or the estimated useful life.

CAPITALIZED WEB SITE DEVELOPMENT COSTS

        During the fiscal years ended March 31, 2002 and 2001, Hoover's invested $0 and $1.8 million, respectively, in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on Hoover's Online. These costs primarily included third-party licenses and outside consulting. These costs were required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, Accounting for Web Site Development Costs. As the projects were completed, we began amortizing $1.1 million in costs over the estimated useful life of two years. The remaining balance of $732,000 related to design work for a more elaborate e-commerce transaction engine. We evaluated the return associated with the completion of this project and determined that in today's environment, the future costs associated with this project were not justified. During the fiscal year ended March 31, 2002, we recorded a charge of $732,000 to write off these costs. During the years ended March 31, 2002 and 2001, Hoover's recognized $385,000 and $125,000, respectively of amortization expense associated with these costs.

INTANGIBLE ASSETS

        Intangible assets are amortized using the straight-line method over their estimated useful lives of three years. Amortization expense associated with intangible assets is included in General and Administrative expense.

GOODWILL IMPAIRMENT ASSESSMENTS

        The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and goodwill, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), warrant adjustment to such carrying amounts. In reviewing the carrying amounts of property and equipment and identifiable intangible assets, the Company considers, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. Hoover's periodically reviews the carrying amount of identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed to determine whether current events or circumstances indicate potential impairment. Additionally, if economic conditions or forecasted conditions change substantially after the date goodwill is recorded and indicate potential impairment, Hoover's evaluates the carrying amount of such goodwill. Pursuant to the provisions of APB Opinion No. 17, Intangible Assets, Hoover's assesses goodwill at an enterprise level. The Company reviews and evaluates the recoverability of goodwill and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. The estimated fair value of enterprise-level goodwill is determined by subtracting the net carrying values of all assets and liabilities of the Company, excluding goodwill, from its estimated enterprise fair value. The Company determines the estimated enterprise fair value based upon the discounted cash flow method. Similarly, for enterprise level goodwill attributable to acquired businesses being managed as separate business units, Hoover's evaluates impairment using a discounted cash flow approach for the particular business unit, using its best estimate of net future cash flows expected to result from operations of the business unit and market-based assumptions for discount rates. During the years ended March 31, 2002 and 2001, we recorded $3.6 million and $10.6 million, respectively in impairment for enterprise-level goodwill.

MARKETABLE SECURITIES

        Hoover's has made several strategic equity investments in private companies. These investments are reported on the cost method as Hoover's does not have significant influence over these companies. Hoover's regularly assesses the value of these investments to consider whether any impairment has occurred which is more than temporary. Because there is no established market for these privately held companies, Hoover's makes estimates based on publicly traded prices for comparable companies, overall market conditions, the current status of business plans as well as the individual companies' financial conditions and liquidity. During the years ended March 31, 2002 and 2001, Hoover's recognized $2.6 million and $3.0 million, respectively, in charges related to the impairment of these investments in privately held companies. As of March 31, 2002, the company had $17,000 in assets relating to investments in publicly held companies and $0 related to investment in privately held companies.

REVENUE RECOGNITION

        Subscription revenue is recognized as service is provided under the terms of online subscription agreements. Payments received in advance of providing services are recorded as deferred revenue and amortized into revenue over the term of the agreement.

        Advertising revenues are recognized as impressions are delivered or ratably over the contract period based on the terms of the specific customer agreements, provided that no significant remaining obligations exist and collection of the resulting receivable is probable. If an agreement contains both a minimum contract period and a minimum impression guarantee, Hoover's recognizes revenue based on the lesser of the ratio of impressions delivered over the minimum impressions guaranteed or ratably over the contract period. Any agency fees associated with advertising are netted against revenue. Hoover's also derives e-commerce revenues from advertisers and other partners who pay either a fee per transaction or a percentage of sales generated directly from their advertisement on its Web site or from their special sponsorship of an area within its Web site provided that no significant remaining obligations exist and collection of the resulting receivable is probable.

        Hoover's recorded barter revenue and expense of $1.7 million during the year ended March 31, 2002, related to Internet advertising. Hoover's recorded barter revenue of $3.6 million and expense of $3.0 million during the year ended March 31, 2001. Barter revenue exceeded barter expense as a result of advertising delivery obligations assumed in the acquisition of Powerize.com. Hoover's recorded barter revenue and expense of $634,000 during the year ended March 31, 2000.

        Licensing revenue is recognized as service is provided under the terms of licensing agreements. Payments received in advance of providing services are recorded as deferred revenue and recorded as revenue when earned.

        CD-ROM and print product revenues are recognized when goods are shipped to customers. At the time of sale, an allowance for returns is established.

COST OF REVENUES

        Cost of revenues includes editorial costs, expenses associated with licensing of third-party content and tools, direct expenses associated with our Web site, such as hosting, and other service fees, and technology costs associated with the delivery of advertising impressions and newsletters.

ADVERTISING COSTS

        Hoover's expenses advertising costs as incurred. These expenses were approximately $2,690,000, $4,589,000 and $2,067,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

PRODUCT DEVELOPMENT

        Product development expenses primarily include personnel and consulting costs associated with the design, development and testing of the Hoover's Online systems and sites that do not qualify for capitalization.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, Hoover's accounts for its stock compensation arrangements with employees under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as clarified by Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"). Hoover's has provided the pro forma and other disclosures required by SFAS 123.

SEGMENT INFORMATION

        Effective April 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The adoption of SFAS No. 131 did not have a significant effect on the disclosure of segment information as the Company continues to consider its business activities as a single segment.

NET LOSS PER SHARE

        Hoover's computes net loss per share in accordance with SFAS 128, Earnings Per Share. Under SFAS 128, basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Hoover's calculation of diluted net loss per share excludes shares of common stock issuable upon exercise of warrants and employee stock options because inclusion would be antidilutive.

        Weighted average shares outstanding during the years ended March 31, 2002, 2001 and 2000 were 15,318,442, 14,651,360 and 10,840,753, respectively.

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

CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially subject Hoover's to concentrations of credit risk consist of short-term investments and trade receivables. Hoover's short-term investments, which are included in cash and cash equivalents and short-term investments for reporting purposes, are placed with high-credit- quality financial institutions and issuers. Hoover's performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. The following table summarizes the changes in valuation allowances for trade receivables and inventory (in thousands):

	Balance At Beginning of Period	Provisions Charged to Expense	Deductions from Reserves	Balance At End of Period
Year ended March 31, 2000:
Allowance for Doubtful Accounts	$33	$338	$79	$292
Inventory obsolescence reserve	78	69	80	67
Return Reserves	57	—	57	—

Year ended March 31, 2001:
Allowance for Doubtful Accounts	292	1,189	193	1,288
Inventory obsolescence reserve	67	3	24	46

Year ended March 31, 2002:
Allowance for Doubtful Accounts	1,288	938	1,976	250
Inventory obsolescence reserve	46	108	131	23

RECLASSIFICATIONS

        Reclassifications have been made to the prior year financial statements to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which deferred for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, the Company formally adopted the Statement during the first quarter of 2002. The adoption of Statement 133 did not have a material impact on the Company's results of operations or financial position for the year ended March 31, 2002

        In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all acquisitions have been accounted for under the purchase method of accounting. The adoption of Statement 141 did not have a significant impact on the Company's financial statements.

        Also in July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning with fiscal year 2003, the Company will adopt Statement 142 and will review its intangible assets and goodwill for impairment pursuant to this Statement. Upon adoption on April 1, 2002, the Company will no longer amortize goodwill or acquired workforce, but will continue to amortize its intangible assets over their useful lives. As of March 31, 2002, the balance of goodwill and intangible assets were $0 and $65,000, respectively.

        In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The provisions of Statement 143 will be effective for the Company's fiscal year beginning April 1, 2002. The Company does not expect the adoption of Statement 143 to have a significant impact on its financial statements.

        Also in August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes Statement 121 and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of Statement 144 will be effective for the fiscal year beginning April 1, 2002. The Company does not expect that the adoption of Statement 144 to have a significant impact on its financial statements.

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

        Subsequent to the acquisition date, the current market conditions and outlook for Internet-based advertising and the market for the sale of newsletters such as those distributed by Powerize, declined substantially and Powerize was not able to generate the cash flows expected by Hoover's at the date of acquisition. Additionally, Hoover's was not able to realize the benefits of the content provider relationships and some of the technology of Powerize. In addition, operational changes, reductions in associated headcount and the closing of the offices in Reston, Virginia, and Linthicum, Maryland, impaired the value of the assembled workforce intangible. As a result of these circumstances, Hoover's evaluated the recorded amounts of the intangibles related to Powerize, including goodwill, for impairment at March 31, 2001. Using the discounted cash flow method, Hoover's concluded that the intangible assets, including goodwill, were impaired and recorded an impairment charge of $15.4 million. During the year ended March 31, 2002, goodwill and intangible assets were again evaluated and Hoover's recorded an impairment charge of $5.8 million. This write-down was specifically associated with lower expected future cash flows due to the decisions to discontinue two product lines, the Hoover's Intelligence Monitor (HIM) and the NewsStand service. Only $65,000 in intangible assets remains at March 31, 2002 and are being amortized through July 2003.

        The following table presents the allocation of the purchase price, as initially recorded and the remaining balances, after amortization and impairment charges, of the intangibles and goodwill related to Powerize (in thousands):

	At Acquisition	At March 31, 2001	At March 31, 2002
Assembled Workforce	$1,430	$39	$—
Content Provider Relationships	1,900	—	—
Registered Users Base	1,150	383	—
Internal Use Software	5,000	2,189	65
Excess cost over fair value of net assets acquired (goodwill)	16,050	3,704	—

Purchase price	$25,530	$6,315	$65

        The following presents certain unaudited pro forma financial information of Hoover's and Powerize for the fiscal years ended March 31, 2001 and 2000, as if the acquisition had been completed at the beginning of each year. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective on those dates or of future results of operations of the consolidated entities (in thousands, except for per share data):

	Fiscal Year Ended March 31,
	2001	2000
	(In thousands, except per data share)
Revenue	$31,648	$21,364
Operating loss	(35,985)	(31,422)
Net loss	(36,615)	(29,076)
Basic loss per share	(2.42)	(2.36)
Weighted average common shares outstanding	15,151,450	12,324,759

3. Restructuring Activity

        In March 2001, upon approval of the Board of Directors, management adopted a restructuring plan to consolidate operations of the organization. The plan included the relocation and termination of approximately 30 employees from Hoover's Media Technologies (formally Powerize) and the closing of offices in Reston, Virginia, and Linthicum, Maryland. During the year ended March 31, 2001, Hoover's accrued $344,000 in costs associated with this restructuring, which was included in general and administrative expense. The costs were not associated with the generation of future revenues and had no future economic benefit. This plan was executed and completed by April 30, 2001, and all accrued expenses were paid out during the first half of fiscal year 2002.

        During the quarter ended September 30, 2001, Hoover's further reduced headcount by approximately 20% through a combination of attrition, a reduction in staff in the United States and the closing of the London office (Hoover's Online Europe Limited). This resulted in the termination of approximately 30 employees, primarily in product, general and administrative and sales positions.

Severance and other costs associated with the resignation of an executive and other costs associated with the headcount reduction are included in the table below and will be paid by October 2002. These actions resulted in a one-time restructuring charge of $1.5 million, which was included primarily in general and administrative expenses, with employee separation costs included in product development and sales and marketing expense. Included therein was also a one-time write-down of furniture and equipment of approximately $118,000 associated with the office in London. Other cost reductions were concentrated in general and administrative and other areas that do not directly contribute to revenue. The following table presents the allocation of the expenses accrued and the remaining restructuring accruals as of March 31, 2002 (in thousands).

	Facility Consolidation	Employee Separation	Other	Total
Balance at March 31, 2000	—	—	—	—
Restructuring Charge	$107	$145	$92	$344
Cash activity	—	—	—	—
Non-cash activity	—	—	—	—

Balance at March 31, 2001	107	145	92	344
Restructuring Charge	33	1,149	354	1,536
Cash activity	(140)	(837)	(439)	(1,416)
Non-cash activity	—	(295)	—	(295)

Balance at March 31, 2002	$—	$162	$7	$169

4. Capital Stock and Warrants

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

        In June 1999, Hoover's sold an aggregate of 206,045 shares of its common stock to a Company for an aggregate purchase price of $1.5 million. These shares were sold in conjunction with a content collaboration agreement by Hoover's below the current market value, resulting in Hoover's recording a $1.2 million intangible that was amortized over two years.

        In July 1999, Hoover's completed an Initial Public Offering in which it sold 3,737,500 shares of its Common Stock for net proceeds of $47.4 million.

        At March 31, 2002 and 2001, the following warrants to purchase shares of common stock were outstanding and exercisable, primarily to existing stockholders:

	Shares Issuable Upon Exercise as of March 31,
	2002	2001
Expire March 2004, price $8.83 per share	16,140	16,140
Expire March 2004, price $13.25 per share	2,106	2,106
Expire May 2004, price $8.83 per share	1,132	1,132
Expire May 2004, price $22.07 per share	12,687	12,687
Expire May 2004, price $15.45 per share	81,888	81,888
Expire March 2005, price $15.45 per share	18,121	18,121
Expire December 2007, price $4.33 per share	45,000	45,000

Balance at March 31, 2002 and 2001	177,074	177,074

        In general, the exercise prices of the warrants is to be adjusted only for capital restructures and stock splits, and not for subsequent sales of Common Stock. The weighted average exercise price of warrants outstanding at March 31, 2002, was $12.43. There were 132,074 warrants assumed during the year ended March 31, 2001, in conjunction with the purchase of Powerize. There were 177,074 shares reserved for the exercise of warrants at March 31, 2002.

5. Stock Options and Transactions

        Hoover's has several incentive and non-qualifying stock option plans to grant options and issue stock to key employees, board members and other individuals.

        In July 1999, Hoover's adopted the 1999 Employee Stock Purchase Plan ("ESPP") whereby eligible employees can purchase shares of Hoover's common stock. Hoover's has reserved 150,000 shares of common stock for issuance under the ESPP. Payroll deductions may not exceed 15% of the participant's base salary for each semiannual period of participation. The purchase price per share shall not be less than 85% of the lower of (1) the fair market value of the common stock on the participant's entry date into the offering period or (2) the fair market value on the semiannual purchase date. In no event, may any participant purchase more than 600 shares on any one semiannual purchase date, nor may all participants in the aggregate purchase more than 75,000 shares on any one semiannual purchase date. Unless sooner terminated by the Board, the Plan shall terminate upon the earliest of (i) the last business day in July 2009, (ii) the date on which all shares available for issuance under the Plan shall have been sold pursuant to purchase rights exercised under the Plan, or (iii) the date on which all purchase rights are exercised in connection with a Corporate Transaction. As of March 31, 2002, 113,593 shares were issued cumulatively under the ESPP.

        Under the 1999 Stock Incentive Plan (the "Plan"), employees, non-employee members of the Board, and consultants may be granted options to purchase shares of common stock, stock appreciation rights, or be issued shares of Hoover's common stock directly. The term of each option is no more than ten years from the date of grant. There were 4,615,998 shares authorized at March 31, 2002, of which 1,276,873 are available for future grant. The aggregate number of shares authorized shall automatically increase each year by a number equal to the lesser of 2% of the shares of Common Stock then outstanding or 375,000 shares.

        During the year ended March 31, 2002, Hoover's recorded a charge of $295,000 related to the acceleration of vesting of and the extension of time to exercise certain options associated with the resignation of the Executive Chairman. This charge is included in the amortization of non-cash compensation expense for the year ended March 31, 2002. During the fiscal years ended March 31, 2002, 2001, 2000 and 1999, Hoover's granted 9,363 options, 0 options, 52,500 options and 214,500 options, respectively, at exercise prices below the subsequently determined fair market value of the underlying shares of common stock on the dates of grant. As a result, Hoover's recorded unearned stock compensation of $25,000, $0 and $467,560 for the years ended March 31, 2002, 2001 and 2000, respectively. These amounts are being amortized over the vesting periods of the applicable options, resulting in amortization of $249,000, $72,000, and $1,702,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

        A summary of Hoover's stock option activity and related information through March 31, 2002, is as follows:

	Shares Number of	Weighted Average Exercise Price
Total options outstanding at March 31, 1999	2,125,650	$2.88
Options granted	760,150	$11.32
Options forfeited	(181,825)	$5.62
Options exercised	(431,951)	$2.03

Total options outstanding at March 31, 2000	2,272,024	$5.65
Options granted	2,011,926	$5.00
Options forfeited	(738,186)	$7.34
Options exercised	(345,163)	$1.59

Total options outstanding at March 31, 2001	3,200,601	$5.33
Options granted	688,575	$3.67
Options forfeited	(476,246)	$5.33
Options exercised	(74,305)	$0.89

Total options outstanding at March 31, 2002	3,338,625	$5.08

        A total of 1,704,203 and 1,170,457 outstanding options are exercisable as of March 31, 2002 and 2001, respectively.

        The following is a summary of options outstanding and exercisable as of March 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Subject to Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00-$1.56	798,007	6.2	$1.35	502,790	4.7	$1.23
$2.00-$2.93	210,550	6.7	$2.15	137,188	5.3	$2.02
$3.01-$4.55	932,725	7.0	$3.76	526,394	5.6	$3.94
$4.67-$5.67	294,175	8.2	$5.09	90,844	6.8	$5.24
$6.36-$7.44	590,383	8.2	$7.25	168,783	8.0	$7.26
$8.75-$10.88	106,360	7.9	$9.88	51,368	7.9	$9.92
$11.06-$14.00	406,425	7.5	$12.54	226,836	7.5	$12.69

	3,338,625	7.2	$5.08	1,704,203	5.9	$4.73

        Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options granted prior to the Company's Initial Public Offering on July 21, 1999, were estimated at the date of grant using a minimum value option pricing model (0% volatility). The fair value of options granted subsequent to the initial filing date through March 31, 2002, were estimated at the date of grant using the Black-Scholes pricing model and a volatility of 82%, 77% and 86% for the years ended March 31, 2002, 2001 and 2000, respectively. The fair value of options was estimated under both pricing models with the following weighted-average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2002	2001	2000	2002
Risk-free interest rate	4.0%	6.5%	6.5%	4.0%
Weighted average expected life of the options and shares purchased under the ESPP	4 years	4 years	4 years	0.5 years
Dividend rate	0%	0%	0%	0%
Weighted average fair value of options granted:
Exercise price equal to fair value of stock on date of grant	$2.07	$3.06	$7.80	—
Exercise price less than fair value of stock on date of grant	$3.23	$3.67	$11.80	—
Exercise price greater than fair value of stock on date of grant	$1.84	—	—	—

        For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and stock purchased under the Employee Stock Purchase Plan is amortized over the six-month purchase period. Hoover's pro forma information follows (in thousands, except for per share data):

	Year ended March 31,
	2002	2001	2000
Pro forma stock-based compensation expense	$1,433	$1,921	$2,020
Pro forma net loss	(13,043)	(39,035)	(9,846)
Pro forma basic and diluted net loss per share	$(0.85)	$(2.66)	$(0.91)

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

6. Income Taxes

        As of March 31, 2002, Hoover's had federal net operating loss carryforwards of approximately $51,295,000. The net operating loss carryforwards will expire beginning in 2005, with substantially all of the loss expiring after 2017, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Hoover's deferred taxes at March 31 are as follows (in thousands):

Deferred tax assets:

	2002	2001
Capitalized costs	2,845	—
Tax loss carryforwards	18,979	$20,118
Reserves for sales and inventory	122	$494
Accrued expenses and other	487	$483
Deferred tax liabilities:
Capitalized costs	$—	($873)

Net deferred tax asset before valuation allowance	$22,433	$20,222
Valuation allowance for net deferred tax asset	$(22,433)	(20,222)

Net deferred taxes	$—	$—

        The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by $2.2 million during the year ended March 31, 2002.

        Hoover's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as a result of the following:

	Year ended March 31,
	2002	2001	2000
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(1.5)	(1.9)	(2.3)
Non-cash compensation expense	1.6	.1	7.9
Non-tax deductible goodwill amortization expense	10.8	11.0	—
Foreign losses not benefited	4.1	1.7	—
Other	0.0	0.1	0.2
Change in valuation allowance	19.0	23.0	28.2

	0.0%	0.0%	0.0%

7. Lease Commitments

        Hoover's has entered into non-cancelable operating leases for office space. Future minimum payments due under these leases and subsequent amendments are as follows for each of the years ending March 31:

2003	$1,244,394
2004	1,225,324
2005	1,149,034
2006	1,125,540
2007	1,144,969
Thereafter	4,876,253

$10,765,514

        Rent expense for the years ended March 31, 2002, 2001 and 2000 totaled $1,073,716, $1,253,861 and $598,810, respectively. In conjunction with these leases, Hoover's has executed Letters of Credit in favor of landlords in the aggregate of $1.4 million dollars.

8. Legal Matters

        On November 15, 2001, and as of the date of this filing, a putative shareholder class action lawsuit was filed against the Company, certain of its current and former officers and directors, and one of the investment banks that was an underwriter of the Company's July 1999 initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York and purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from July 20, 1999, through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The Company and its current and former officers and directors intend to vigorously defend the actions. The action is being coordinated with more than 300 other nearly identical actions filed against other companies.

9. Short-Term Borrowings to Stockholders

        In conjunction with the acquisition of Powerize.com, Hoover's assumed obligations totaling approximately $4.3 million due to former Powerize shareholders. These obligations bore interest at the current prime interest rate plus one percent. During the years ended March 31, 2002, and March 31, 2001, Hoover's incurred approximately $23,000 and $116,000 of interest expense, respectively, under these obligations. The balance of this loan was paid in full in July 2001. Hoover's currently has no other debt obligations.

10. Related Party Transactions

        Hoover's has a commitment from a stockholder of the Company, entered into during fiscal year 2000, to purchase at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through September 2003 at fair value prices at the time of the purchases. For the years ended March 31, 2002, 2001 and 2000, Hoover's recognized approximately $0, $634,000 and $533,000, respectively of revenue pursuant to this commitment.

        Under a strategic agreement with a stockholder of the Company, entered into during fiscal year 2000, the Company licenses a portion of Hoover's content for distribution and marketing by affiliates of the stockholder. During the year ending March 31, 2002, the Company's obligation to provide content ended. Hoover's recorded revenue of approximately $0, $170,000 and $33,000 for the years ended March 31, 2002, 2001 and 2000, respectively under this agreement.

        Hoover's has a strategic relationship agreement, entered into during the fiscal year 2001 and modified in fiscal 2002, with a company in which Hoover's holds a minority equity interest. The modified agreement includes content on Hoover's Online, as well as cross-marketing agreements to sell subscriptions to the respective services. During the years ended March 31, 2002 and 2001, Hoover's paid approximately $210,000 and $135,000, respectively, under this agreement.

        Hoover's purchases certain information included in its databases from a subsidiary of a stockholder. Hoover's paid approximately $614,000, $561,000 and $436,000 during the years ended March 31, 2002, 2001 and 2000 respectively, for this information. Hoover's had outstanding amounts payable of approximately $58,000, $61,000 and $75,000 at March 31, 2002, 2001 and 2000, respectively, to this vendor.

        Hoover's entered into a strategic agreement with a subsidiary of a stockholder of the Company, during fiscal year 2001, to collaborate on online content integration, subscriptions, advertising and e-commerce initiatives. Hoover's recorded revenue of approximately $255,000 and $0 for the years ended March 31, 2002 and 2001, respectively, under this agreement. Additionally, Hoover's paid $241,000 and $0 for the years ended March 31, 2002 and 2001, respectively, under this agreement. As of March 31, 2002 and 2001, Hoover's had accounts payable of $509,000 and $0, respectively, pursuant to this agreement.

11. Defined Contribution Plan

        Hoover's sponsors a 401(k) defined contribution plan covering substantially all employees meeting service and eligibility requirements. Effective in fiscal year 2001 and still in effect, Hoover's matches employee contributions, limited to the lesser of 50% of the employee contribution or $1,000. Prior to fiscal year 2001, Hoover's matched employee contributions, limited to the lesser of 50% of the employee contribution or $500. Participants vest immediately in employee contributions and over five years from date of hire in Hoover's contributions. Hoover's matching contributions were $92,000, $84,000 and $44,000 during the years ended March 31, 2002, 2001 and 2000, respectively. Hoover's also pays the expenses of the plan, which are insignificant.

12. Geographic Information and Significant Customers

        Revenues for the year ended March 31 were as follows

	2002	2001	2000
United States	$28,891,408	$28,839,289	$18,057,625
Foreign countries	2,690,156	1,933,056	962,521

Total	$31,581,564	$30,772,345	$19,020,146

        Hoover's allocates online subscriber revenues based on the domicile of the subscriber. Revenues from foreign countries above also represent online license agreements with customers located outside the United States and shipments of print products, primarily in the United Kingdom. Hoover's property, plant and equipment located outside the United States is not material. No customer accounted for more than 10% of Hoover's revenues during any year presented.

        Subscription sales consist of the following:

	2002	2001	2000
Individual subscriptions	$6,188,083	$7,130,514	$5,336,627
Enterprise subscriptions	15,084,250	7,902,301	3,463,173

Total	$21,272,333	$15,032,815	$8,797,800

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOVER'S, INC
June 28, 2002 Date	By:	/s/ JEFFREY R. TARR Jeffrey R. Tarr Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)
June 28, 2002 Date	By:	/s/ LYNN ATCHISON Lynn Atchison Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

Jeffrey R. Tarr	Chairman of the Board of Directors, Chief Executive Officer and President (Principal executive officer)	June 28, 2002

Lynn Atchison	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	June 28, 2002
/s/ PATRICK J. SPAIN Patrick J. Spain	Director	June 28, 2002
/s/ WILLIAM S. BERKLEY William S. Berkley	Director	June 28, 2002
/s/ ALAN CHAI Alan Chai	Director	June 28, 2002

Christopher Poleway	Director	June 28, 2002
/s/ THOMAS J. HILLMAN Thomas J. Hillman	Director	June 28, 2002
/s/ GARY E. HOOVER Gary E. Hoover	Director	June 28, 2002
/s/ STEPHEN R. ZACHARIAS Stephen R. Zacharias	Director	June 28, 2002