Form 10-Q
period 2002-06-30
HOOVERS INC
filed 2002-08-14
CIK 1036584

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                     For the transition period from      to

                        Commission file number: 000-26097
                        ---------------------------------

                                 HOOVER'S, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                     74-2559474
  (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                           NUMBER)

                    5800 AIRPORT BOULEVARD, AUSTIN, TX 78752
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (512) 374-4500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
              ----------------------------------------------------

   --------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

        As of June 30, 2002, the registrant had 15,311,317 shares of the registrant's common stock were outstanding.

================================================================================

                                  HOOVER'S INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                 PAGE
                                                                NUMBER
                                                                ------
PART I.  FINANCIAL INFORMATION

ITEM 1   Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 2002,
           and March 31, 2002                                     2

         Consolidated Statements of Operations for the
           three months ended June 30, 2002 and 2001              3

         Consolidated Statements of Cash Flows for the
           three months ended June 30, 2002 and 2001              4

         Notes to Consolidated Financial Statements               5

ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    8

ITEM 2A  Risk Factors                                            17

ITEM 3   Quantitative and Qualitative Disclosures About
           Market Risk                                           27

PART II. OTHER INFORMATION

ITEM 1   Legal Proceedings                                       28

ITEM 2   Changes in Securities and Use of Proceeds               28

ITEM 3   Defaults Upon Senior Securities                         28

ITEM 4   Submission of Matters to a Vote of Securities
           Holders                                               28

ITEM 5   Other Information                                       28

ITEM 6   Exhibits and Reports on Form 8-K                        28

     PART I:    FINANCIAL INFORMATION
     ITEM 1.    FINANCIAL STATEMENTS

                                 HOOVER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JUNE 30, 2002     MARCH 31, 2002
                                                                                -------------     --------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ....................................................$      18,797     $       17,558
  Short-term investments .......................................................       15,193             15,233
                                                                                -------------     --------------
  Cash, cash equivalents and short-term investments ............................       33,990             32,791
  Accounts receivable, less allowance for doubtful accounts of
    $349 and $250 at June 30, 2002, and March 31, 2002, respectively ...........        2,232              2,726
  Book inventory, less allowances for excess and obsolete inventory of
    $13 and $23 at June 30, 2002, and March 31, 2002, respectively .............          132                156
  Prepaid expenses and other current assets.....................................          325                471
                                                                                --------------------------------

Total current assets ...........................................................       36,679             36,144
Property and equipment:
  Furniture and fixtures .......................................................        1,429              1,429
  Computer and office equipment ................................................        6,858              6,597
  Capitalized Web site development costs .......................................        1,016              1,016
  Leasehold improvements .......................................................        1,345              1,329
                                                                                --------------------------------
                                                                                       10,648             10,371
  Less accumulated depreciation.................................................       (6,898)            (6,229)
                                                                                --------------------------------

Total property and equipment ...................................................        3,750              4,142
Intangible assets ..............................................................           52                 65
Other assets ...................................................................           17                 17
                                                                                --------------------------------
Total assets ...................................................................$      40,498     $       40,368
                                                                                ================================

Current liabilities:
  Accounts payable and commissions .............................................$         873     $        1,042
  Accrued employee liabilities .................................................          579                980
  Accrued expenses .............................................................        2,024              2,460
  Deferred revenue .............................................................        8,634              7,853
                                                                                --------------------------------

Total liabilities ..............................................................       12,110             12,335

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares authorized, 15,910,671 and
    15,869,695 shares issued at June 30, 2002, and March 31, 2002, respectively.          159                159
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares
    issued at June 30, 2002, and March 31, 2002, respectively ..................           --                 --
  Additional paid-in capital ...................................................       96,105             96,037
  Unearned stock compensation ..................................................          (70)              (107)
  Accumulated other comprehensive income .......................................          (88)                --
  Accumulated deficit ..........................................................      (66,378)           (66,716)
  Treasury stock at cost -- 599,354 shares at June 30, 2002, and March 31, 2002,
    respectively ...............................................................       (1,340)            (1,340)
                                                                                --------------------------------
Total stockholders' equity .....................................................       28,388             28,033
                                                                                --------------------------------
Total liabilities and stockholders' equity .....................................$      40,498     $       40,368
                                                                                ================================

     SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                  -----------------------------------
                                                  JUNE 30, 2002         JUNE 30, 2001
                                                  -------------         -------------
Revenues:
  Subscriptions ..............................    $       5,993         $       5,112
  Advertising and e-commerce .................            1,015                 1,711
  Licensing ..................................              446                   925
  Print publishing, net ......................              355                   357
                                                  -------------         -------------
Net revenues .................................            7,809                 8,105
  Cost of revenues ...........................           (2,371)               (2,958)
                                                  -------------         -------------
Gross profit .................................            5,438                 5,147

Expenses:
  Product development ........................              478                   303
  Sales and marketing ........................            2,269                 2,198
  General and administrative .................            2,536                 3,231
  Amortization and impairment of goodwill
    and intangibles ..........................               13                 6,214
  Non-cash compensation ......................               37                    74
                                                  -------------         -------------
Total expenses ...............................            5,333                12,020
                                                  -------------         -------------

Operating profit (loss) ......................              105                (6,873)
Interest income ..............................              233                   403
Interest expense .............................               --                   (19)
Impairment of strategic investments ..........               --                  (937)
                                                  -------------         -------------
Net income (loss) ............................    $         338         $      (7,426)
                                                  =============         =============

Basic earnings (loss) per share ..............    $        0.02         $       (0.48)
                                                  =============         =============

Diluted earnings (loss) per share ............    $        0.02         $       (0.48)
                                                  =============         =============
Shares used in computation of earnings (loss)
  per share:
Basic                                                15,283,122            15,404,125
Diluted                                              16,263,381            15,404,125

     SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                 --------------------------------
                                                                                 JUNE 30, 2002      JUNE 30, 2001
                                                                                 -------------      -------------
OPERATING ACTIVITIES:

Net income (loss) .........................................................      $         338      $      (7,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation ............................................................                669                657
  Amortization and impairment of goodwill and intangibles .................                 13              6,214
  Amortization of unearned stock compensation .............................                 37                 74
  Provision for doubtful accounts .........................................                167                274
  Impairment of strategic investments .....................................                 --                937

  Changes in operating assets and liabilities:

    Accounts receivable ...................................................                327                166
    Inventories ...........................................................                 24                 41
    Prepaid expenses and other current assets .............................                146               (208)
    Accounts payable and commissions ......................................               (169)              (490)
    Accrued expenses ......................................................               (837)               175
    Deferred revenue ......................................................                781              1,156
                                                                                 --------------------------------
Net cash provided by operating activities .................................              1,496              1,570

INVESTING ACTIVITIES:
Purchases of property and equipment .......................................               (277)              (590)
Purchases of short-term investments .......................................                (49)                --
                                                                                 --------------------------------
Net cash used in investing activities                                                     (326)              (590)

FINANCING ACTIVITIES:
Purchase of treasury stock ...............................................                  --               (238)
Payments on notes payable ................................................                  --               (255)
Payments on capital leases ...............................................                  --                 (8)
Net proceeds from capital stock transactions .............................                  69                  2
                                                                                 --------------------------------
Net cash provided by (used in) financing activities ......................                  69               (499)
                                                                                 --------------------------------

Increase in cash and cash equivalents ....................................               1,239                481
Cash and cash equivalents at beginning of period .........................              17,558             30,533
                                                                                 --------------------------------
Cash and cash equivalents at end of period ...............................              18,797             31,014
                                                                                 ================================

Supplemental Disclosure
Cash and cash equivalents at end of period ...............................              18,797             31,014
Decrease in short term investments .......................................                 (40)                --
Short-term investments at beginning of period ............................              15,233                 --
                                                                                 --------------------------------
Short-term investments at end of period ..................................              15,193                 --

Cash, cash equivalents and short-term investments at end of period .......       $      33,990      $      31,014

     SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim financial statements for the three months ended June 30, 2002 and 2001, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.

         The balance sheet at June 30, 2002, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States. For further information, refer to the financial statements and related notes included in our Annual Report filed on Form 10-K.

2.       NET EARNINGS (LOSS) PER SHARE

         Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive impact of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.

3.       RECLASSIFICATIONS

         Reclassifications have been made to the prior year financial statements to conform to the current year presentation.

4.       CAPITAL STOCK AND STOCK PLANS

         During the quarters ended June 30, 2002 and 2001, $37,000 and $74,000 were amortized to non-cash compensation expense, respectively. The remaining unearned compensation will be recognized as non-cash compensation expense over the remaining vesting period of the options, which is less than one year.

5.       STOCK BUYBACK

         On December 22, 2000, Hoover's announced it had received Board approval of a plan to buy back up to 10% of the approximately 15 million outstanding shares of its common stock. No shares were repurchased in the three months ended June 30, 2002, and March 31, 2002, respectively. From the inception of the program through June 30, 2002, 449,354 shares have been repurchased, at an average price of $2.65, bringing the total number of treasury shares to 599,354 at an average price of $2.24.

6.       BUSINESS COMBINATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

         Hoover's recorded $25.5 million in goodwill and other intangibles related to its purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by

Powerize, the Company determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of fiscal 2001. Subsequent events involving the decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment. As a result, the Company further reduced the carrying amount of these intangible assets in the first fiscal quarter of 2002. In addition to recording $407,000 of amortization expense in the June 2001 quarter, we recorded an impairment charge of $5.8 million during that quarter to write down the goodwill and other intangibles. We recognized $13,000 in amortization expense during the quarter ended June 30, 2002. As of June 30, 2002, we have $52,000 of net intangibles and no goodwill.

7.       RESTRUCTURING ACTIVITY

         During the quarter ended September 30, 2001, we reduced headcount through a combination of attrition, a reduction in staff in the United States and the closing of the London office (Hoover's Online Europe Limited). This resulted in the termination of approximately 30 employees, primarily in product, general and administrative, and sales positions. Severance and other costs associated with the resignation of an executive and other costs associated with the headcount reduction are included in the table below and will be paid over the next two quarters. These actions resulted in a one-time restructuring charge of approximately $1.5 million which was included primarily in general and administrative expenses, with some employee separation costs included in product development and sales and marketing expense. There was also a one-time write down of furniture and equipment of approximately $118,000 associated with the office in London, which is reflected in higher depreciation for the September 2001 quarter. The following table presents the allocation of the expenses accrued and the remaining restructuring accruals as of June 30, 2002 (in thousands).

                                                EMPLOYEE
                                                SEPARATION
                                  FACILITY      AND OTHER
                               CONSOLIDATION       COSTS       OTHER      TOTAL
                               -------------    ----------    -------    -------
Balance at March 31, 2002....  $          --    $      162    $     7    $   169
  Cash activity..............             --           (83)        --
  Non-cash activity..........             --            --         --         --
                               -------------    ----------    -------    -------
Balance at June 30, 2002.....  $          --    $       79    $     7    $    86
                               -------------    ----------    -------    -------

8.       COMPREHENSIVE INCOME (LOSS)

         The Company's comprehensive income (loss) is composed of net income
(loss) and unrealized gains and losses on short-term investments held as available-for-sale investments. The following table presents the calculation of comprehensive income (loss) (in thousands):

                                                      THREE MONTHS ENDED JUNE 30,
                                                         2002             2001
                                                      ----------       ---------
Net income (loss)..............................       $      338       $  (7,426)
Unrealized loss on short-term investments......              (88)             --
                                                      ----------       ---------
Total comprehensive income (loss)..............       $      250       $  (7,426)
                                                      ==========       =========

9.       RELATED PARTY TRANSACTIONS

         Hoover's purchases certain information included in its databases from Media General Financial Services, a subsidiary of a stockholder of the Company. Hoover's paid approximately $110,000 and $161,000 during the three months ended June 30, 2002 and 2001, respectively, for this information. Hoover's had outstanding amounts payable of approximately $37,000 and $51,000 at June 30, 2002 and 2001, respectively, to Media General Financial Services.

         Hoover's entered into a strategic agreement with Fortune, a subsidiary of a stockholder of the Company, during fiscal year 2001, to collaborate on online content integration, subscriptions, advertising and e-commerce initiatives. This agreement was subsequently modified. Hoover's recorded advertising and e-commerce revenue of approximately $88,000 and $134,000 for the three months ended June 30, 2002 and 2001, respectively, under this agreement. Additionally, Hoover's paid $341,000 and $0 for the three months ended June 30, 2002 and 2001, for advertising and marketing services from AOL Time Warner, respectively, under this agreement. As of June 30, 2002 and 2001, Hoover's had accounts payable of $105,000 and $65,000, respectively, pursuant to this agreement.

         Hoover's has a strategic agreement, entered into during fiscal year 2001 and modified in fiscal 2002, with 10-K Wizard, a company in which Hoover's holds a minority equity interest. The modified agreement provides for delivery of 10-K Wizard content on Hoover's Online, as well as cross-marketing agreements to sell subscriptions to the respective services. For the three months ended June 30, 2002 and 2001, Hoover's paid approximately $20,000 and $40,000, respectively, under this agreement.

         Hoover's has a commitment from Knowledge Universe, a stockholder of the Company, entered into during fiscal year 2000, to purchase at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through September 2003 at fair value prices at the time of the purchases. Hoover's has recognized a total of $1.1 million in revenue under this agreement, but recognized no revenue from this commitment in the three months ended June 30, 2002 and 2001, respectively. Hoover's can provide no assurance that Knowledge Universe will procure the remainder of these services within the contractual period. Even if these services are procured, Hoover's can provide no assurance that we will be successful in collecting any amounts due.

10.      CAPITALIZED WEB SITE DEVELOPMENT COSTS

         During the fiscal years ended March 31, 2002 and 2001, Hoover's invested a total of $1.8 million in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on Hoover's Online. These costs primarily included third-party licenses and outside consulting. These costs were required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. As the projects were completed during the quarter ended June 30, 2001, we began amortizing $1.1 million in costs over the estimated useful life of two years. The remaining balance of $732,000 related to design work for a more elaborate e-commerce transaction engine. In the quarter ended September 30, 2001, we evaluated the return associated with the completion of this project and determined that the future costs associated with this project were not justified and wrote off these remaining costs. During the quarters ended June 30, 2002 and 2001, Hoover's recognized $127,000 and $160,000, respectively, of amortization expense associated with these costs.

11.      RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         As of April 1, 2002, Hoover's adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144 ("FAS 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. FAS 144 supercedes previous guidance related to the impairment or disposal of long-lived assets. For long-lived assets to be held and used, it resolves certain implementation issues of the former standards, but retains the basic requirements of recognition and measurement of impairment losses. For long-lived assets to be disposed of by sale, it broadens the definition of these disposals that should be reported separately as discontinued operations. There was no impact on the Company of adopting FAS 144, except that future sales of long-lived assets may be required to be presented as discontinued operations, which would be a different presentation than under previous accounting standards.

11.      SUBSCRIPTION REVENUE

         Subscription revenue is derived from both individual and multi-seat accounts. An individual account is a single user who subscribes to either our basic offering, which has not been offered since August 2001, or our Hoover's Lite product. Multi-seat accounts are those individuals or enterprises who subscribe to either Hoover's Pro or Hoover's Pro Plus. These accounts allow for several users to concurrently access Hoover's content. The following table presents the detail of subscription revenue for the three months ended
June 30, 2002 and 2001, respectively:

                                             THREE MONTHS ENDED JUNE 30,
                                              2002               2001
                                           ------------      ------------
     Individual revenue................    $  1,170,684      $  1,881,744
     Multi-seat revenue................       4,822,249         3,230,731
                                           ------------      ------------
     Total subscription revenue........    $  5,992,933      $  5,112,475
                                           ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HOOVER'S AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. MANAGEMENT'S DISCUSSION OF HISTORICAL NUMBERS ARE ROUNDED TO THE NEAREST $100,000 ON AMOUNTS GREATER THAN $1,000,000 AND TO THE NEAREST $1,000 ON AMOUNTS LESS THAN $1,000,000. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN THE HOOVER'S FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002.

OVERVIEW

         Hoover's, Inc., is a publisher of business information. We are known for our Web-delivered service, Hoover's Online, which provides access to our proprietary database covering more than 18,000 public and private companies worldwide, 300 industries and 170,000 corporate executives and board members. We also publish authoritative reference materials through Hoover's Business Press, our print and CD-ROM publishing business, and license information to a number of third parties.

         Hoover's Online offers both a free, advertising-supported service and a range of paid subscription services. Visitors to the free areas of our site can access company capsules and basic information. Subscribers to our paid offerings gain access to deeper information from the proprietary Hoover's database and the databases of several third parties, including Dun & Bradstreet, Media General Financial Services, and Mergent FIS. Paying subscribers also gain access to a wider array of tools for searching, sorting, selecting and downloading information from the Hoover's database. We focus primarily on selling subscriptions to sales, marketing and business development professionals and senior executives with similar needs at small to midsized businesses and divisions of larger entities. Our customers use Hoover's Online to prospect and prepare for client meetings, sales presentations, vendor and partner negotiations, and other business opportunities.

         Hoover's was founded in 1990 as a publisher of reference books. Hoover's Online was launched in 1995 and served approximately 3.6 million unique visitors in the quarter ended June 30, 2002. The Company's measure of unique visitors is determined by third-party and internally developed software that counts the number of separate computers that access our Web site. Prior to this quarter, the Company's measure of unique visitors was determined exclusively by internally developed software that counted only unique hosts. Unique hosts consist of individual computers as well as proxy servers that represent numerous users. For comparative purposes, for the quarter ended June 30, 2001, we served approximately 2.9 million unique visitors.

         Through the strength of the Hoover's brand, the quality of our database and the effectiveness of our sales channels, Hoover's has built a paid subscriber base that include more than 8,400 multi-seat accounts. As of June 30, 2002, we have more than 17,000 individual subscribers, which includes approximately 14,700 subscriptions to a lower-priced product that we no longer offer and approximately 2,300 subscriptions to Hoover's Lite.

         Our proprietary database is an important competitive advantage that provides information on more than 18,000 public and private companies worldwide. This database is produced and maintained by our editorial staff of researchers, writers, editors, and online producers. Our editorial staff also compiles and maintains lists of key personnel at companies in our database, an invaluable resource for our customers. We have entered into agreements with third-party information providers that complement our core database with information on more than 12 million additional company records as well as financial data and industry analysis.

         We focus our resources primarily on growing our subscription revenue base - particularly our multi-seat accounts. We view this business as particularly attractive in that it consists primarily of 12-month contracts that are invoiced in full and collected within normal terms, usually in less than 30 days. This generates attractive cash flows and predictable, recurring revenues. The renewal rate for multi-seat accounts, for the three months ended June 30, 2002, was approximately 69% as compared to approximately 70% for the three months ended June 30, 2001. We calculate our renewal rate by dividing the dollars renewed in a given period by the dollars available for renewal in that same period. Our individual subscription business is a mix of both monthly and annual subscribers who pay up front, primarily with a credit card. The current renewal rate for our individual subscribers is lower than the renewal rate for multi-seat accounts.

         We generate revenue from four sources:

            -   Multi-seat and individual subscriptions
            -   Advertising and e-commerce
            -   Licensing
            -   Print publishing

MULTI-SEAT AND INDIVIDUAL SUBSCRIPTIONS

         As of June 30, 2002, we offered two subscription options targeted toward multi-seat customers: Hoover's Pro and Hoover's Pro Plus. The price for Hoover's Pro is currently $1,995 for a 1-5 seat annual subscription. Hoover's Pro Plus, with online downloading capabilities, is currently priced at $4,995 per year, for up to 5 seats. We have larger accounts, for which the pricing was specifically negotiated, based on a variety of factors, such as number of users and product delivery options. We periodically offer pricing discounts and promotions for our products and services.

         To meet the needs of single-seat users, we offer Hoover's Lite. This lower priced, one-seat subscription offering includes access to our proprietary business information, but without all the tools and functionality available to our Pro and Pro Plus subscribers. This product is currently priced at $49.95 per month or $399 per year. Under a pricing plan that has not been offered since August 2001, we also have individual subscribers who pay $29.95 per month or $199 per year.

         We recognize subscription revenues on a monthly basis, and we record prepaid annual individual and multi-seat subscriptions as deferred revenues upon collection. Deferred revenues are amortized into revenues over the term of the subscription.

         Our sales force, located in Austin, Texas, primarily pursues multi-seat accounts, from leads generated from visitors to the free content on Hoover's Online, direct marketing and other promotional programs. This sales effort produces the majority of subscription sales. We also utilize a sales agency based in the United Kingdom. Our Hoover's Lite product is sold both online and by our sales force.

ADVERTISING AND e-COMMERCE

         We offer a variety of advertising products such as customized packages of different sized advertisements -- including placement packages, sponsorships, standard banners and buttons, large units containing interactive advertisements, newsletters and direct e-mail. Advertisements can be delivered throughout Hoover's Online or within a narrow, more targeted area within the site. Pricing for advertising programs varies depending on size of the units and the level of integration, among other factors. Banners and button advertisements that are sold as stand-alone products are generally sold under short-term insertion orders based on a price per thousand impressions served. Other advertising arrangements are customized. Revenues are recognized either as the impressions are delivered, the obligations are fulfilled or ratably over the contract period.

         We generate e-commerce revenues from advertisers or sponsors that pay a combination of a percentage of sales directly generated by their placement on Hoover's Online and placement or other fees for integration of the advertiser's or sponsor's offer within Hoover's Online. Generally, most of our e-commerce contracts have a term of one year, although a few of the contracts have shorter durations.

         Our advertising and e-commerce sales force consists of account executives and support staff. Our account executives handle high-level relationships with clients and advertising agencies. We maintain advertising and e-commerce sales offices in New York City and San Francisco.

LICENSING

         We have licensed portions of our database since 1991. Our customers range from traditional online service providers, such as Factiva and LexisNexis, and to other Web sites, such as the Microsoft Network. Licensing customers generally receive a data feed in XML or ASCII formats, or may take advantage of a number of hosted options including "XML Search and Retrieval" or an HTML search solution that allows the customer to place a small search box on their Web site. License fees are generally based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals.

         For some licensees, Hoover's provides a co-branded set of Web pages, which allows both parties to market and promote their products and services. Hoover's does not recognize any direct revenue or expense from these marketing arrangements.

         With our August 1, 2000, acquisition of Powerize.com, we began operating the Hoover's NewsStand. NewsStand served as a distributor for publishers seeking to electronically deliver their publications on a Lotus Notes platform. Publishers using the NewsStand service included BNA, Inc., and Platt's, with BNA comprising more than 90% of the revenue. During the fiscal year ended March 31, 2002, we made a decision to discontinue the NewsStand service because it was highly dependent on one customer, was not core to the our strategy of serving customers through the Internet and was not operationally efficient. In addition, during the 2002 fiscal year, we discontinued another Powerize.com product, Hoover's Intelligence Monitor ("HIM"), a Web-based service that enabled subscribers to monitor multiple news sources.

PRINT PUBLISHING

         We sell print products, under the name, "Hoover's Business Press," containing company information. We also sell a small volume of CD-ROMs containing company information. We recognize these revenues when the goods are shipped. For our sale of print products and CD-ROMs, we provide an allowance for returns when the products are shipped. Revenue is stated net of an allowance for returns.

COSTS AND EXPENSES

         Our cost of revenues includes editorial and technology personnel costs, expenses associated with licensing of third-party content and tools, direct expenses associated with our Web site, such as hosting, and other service fees, any commissions paid to advertising agencies, printing and publishing costs associated with our print products and CD-ROMs, and technology costs associated with the delivery of advertising impressions and newsletters.

         Our product development expenses include technology personnel costs and related consulting fees, as well as amortization of previously capitalized product development costs.

         Sales and marketing expenses include sales and marketing personnel costs, including commissions, as well as all marketing, advertising, business development, and promotional expenses.

         General and administrative expenses consist of compensation for administrative and executive staff, which include executive, finance, investor relations, office network, and human resource personnel, as well as fees for general office and occupancy, depreciation, bad debt, professional services, travel, training and taxes.

         Amortization and impairment of goodwill and intangible assets consists of ratable amortization recorded over the useful lives of the assets and charges related to periodic reviews of the carrying amount of identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed.

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

         We believe the following represent our critical accounting policies:

           -    Revenue Recognition
           -    Allowance for Doubtful Accounts
           -    Capitalized Web Site Development Costs

REVENUE RECOGNITION:

         Subscription revenue is recognized as service is provided under the terms of online subscription agreements. Payments received in advance of providing services are recorded as deferred revenue and ratably amortized, in equal monthly amounts, beginning with the initial month of service. For those agreements where payment is not due in advance, revenue is recognized ratably over the term of the agreement in equal monthly amounts, beginning with the initial month of service, and a receivable is recorded. Upon receipt of payment, the remaining revenue to be taken is recorded as deferred revenue and amortized over the remaining term of the agreement.

         Advertising revenues are recognized as impressions are delivered or ratably over the contract period based on the terms of the specific customer agreements, provided that no significant remaining obligations exist and collection of the resulting receivable is probable. If an agreement contains both a minimum contract period and a minimum impression guarantee, we recognize revenue based on the lesser of the ratio of impressions delivered over the minimum impressions guaranteed or ratably over the contract period. Any agency fees associated with advertising are directly offset against revenue. E-commerce revenues are earned from advertisers and other partners who pay either a fee per transaction or a percentage of sales generated directly from their advertisement on our Web site or from their special sponsorship of an area within our Web site, provided that no significant remaining obligations exist and collection of the resulting receivable is probable. Estimates based on historical trends are used to record revenue from customers whose fee structure provides for payment based on a percentage of revenue earned by that customer. Customer accounts are then reconciled upon receipt of either a revenue report or actual payment.

         Licensing revenue is recognized as service is provided under the terms of licensing agreements. Estimates based on historical trends are used to record revenue from customers whose licensing fee structure provides for payment based on a percentage of revenue earned by that customer. Customer accounts are then reconciled upon receipt of either a revenue report or actual payment. Payments received in advance of providing services are recorded as deferred revenue and recorded as revenue when earned.

         Print publishing revenues are recognized when goods are shipped to customers. At the time of sale, an allowance for returns is established.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

         Accounts receivable are recorded net of an allowance for doubtful accounts. Our customers are concentrated in the United States. We perform limited credit evaluations, primarily on our advertising, e-commerce and licensing customers as well as large multi-seat subscribers. We generally do not require collateral and establish an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as historical collection experience, a customer's current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. Actual collections could differ from our estimates.

CAPITALIZED WEB SITE DEVELOPMENT COSTS:

         During the fiscal year ended March 31, 2001, we invested $1.8 million in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on Hoover's Online. These costs primarily included third-party licenses and outside consulting. These costs were required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. As the projects were completed, we began amortizing $1.1 million in costs over the estimated useful life of two years. The remaining balance of $732,000 related to design work for a more elaborate e-commerce transaction engine was written off in the quarter ended September 30, 2001.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of net revenues:

                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                    -----------------------
                                                       2002         2001
                                                    ----------    ---------
Revenues:
    Subscription revenue.................                   77%          63%
    Advertising and e-commerce...........                   13%          21%
    Licensing............................                    6%          12%
    Print publishing, net................                    4%           4%
                                                    ----------    ---------
Net revenues.............................                  100%         100%
    Cost of revenues.....................                   30%          36%
                                                    ----------    ---------
Gross profit.............................                   70%          64%

Expenses:
    Product development..................                    6%           4%
    Sales and marketing..................                   30%          27%
    General and administrative...........                   32%          40%
    Amortization and impairment of
      goodwill and intangibles...........                    0%          77%
    Non-cash compensation................                    1%           1%
                                                    ----------    ---------
Total expenses...........................                   69%         149%
Operating profit (loss)..................                    1%         (85%)
Interest income..........................                    3%           5%
Interest expense.........................                   --           --
Impairment of strategic investments......                   --          (12%)
                                                    ----------    ---------
Net income (loss)........................                    4%         (92%)
                                                    ==========    =========

         REVENUES. Net revenues for the three months ended June 30, 2002, decreased 4% to $7.8 million, from $8.1 million for the three months ended June 30, 2001.

         Our subscription revenues increased 17% to $6.0 million for the three months ended June 30, 2002, from $5.1 million for the comparable quarter one year ago. This increase in revenues is due to the increase in the number of multi-seat accounts and the average sales price of these accounts, offset by the revenue lost from a decrease in individual accounts. We have increased the number of our multi-seat accounts by 19% to more than 8,400 from approximately 7,100 as of June 30, 2001. Increases in sales leads, the size and effectiveness of our salesforce, and the introduction of new features to our product contributed to the increase in accounts.

         As of June 30, 2002, we had just over 17,000 individual subscribers, which includes approximately 14,700 subscriptions to a lower-priced product that we no longer offer and approximately 2,300 subscriptions to Hoover's Lite. This compares to approximately 33,000 individual subscribers as of June 30, 2001. The decrease in the number of individual subscribers reflects our change in strategy, initiated several quarters ago, to de-emphasize personal accounts in favor of higher-priced and longer-term multi-seat accounts. Multi-seat accounts have an average contract price of approximately $2,300 as of June 30, 2002, as compared to approximately $1,900 as of June 30, 2001. As of both dates, our multi-seat accounts had an average contract length of 12 months.

         Subscription revenue represented 77% of net revenues for the three months ended June 30, 2002, compared to 63% of net revenues in the year-ago quarter.

         Revenues from advertising and e-commerce decreased 41% to $1.0 million for the three months ended June 30, 2002, from $1.7 million for the three months ended June 30, 2001. This decline reflects the significant decline in the online and overall advertising industry that has taken place in the past year. Advertising and e-commerce represented 13% of net revenues for the three months June 30, 2002, compared to 21% of net revenues in the year-ago period. In addition, barter revenue decreased to $91,000 in the three months ended June 30, 2002, down from $481,000 in the same quarter one year ago. This decrease in revenue had no impact on net income as marketing expense was lower by the same amount.

         Licensing revenues decreased 52% to $446,000 for the three months ended June 30, 2002, from $925,000 for the three months ended June 30, 2001. Licensing revenues reflect royalty payments based on use of Hoover's content or other revenue-sharing arrangements. In the prior year, licensing revenue also included fees earned from the licensing of the NewsStand product, which was acquired as part of the Powerize.com acquisition on August 1, 2000. The decision to exit the NewsStand line of business, along with the discontinuation of the Hoover's Intelligence Monitor, contributed $346,000 to the decrease, while lower payments on revenue share arrangements with partners contributed $133,000 to the decrease. Licensing revenue represented 6% of net revenues for the quarter ended June 30, 2002, compared to 12% of net revenues in the year-ago period.

         Net revenues from print publishing was $355,000 for the three months ended June 30, 2002, compared to $357,000 in the year-ago quarter. Publishing revenue represented 4% of net revenues for the quarters ended June 30, 2002, and 2001, respectively.

         COST OF REVENUES. Cost of revenues for the three months ended June 30, 2002, decreased 20% to $2.4 million, from $3.0 million in the three months ended June 30, 2001. The decrease in cost of revenues was primarily due to workforce reductions that occurred last fiscal year, as well as decreases in expenses associated with third-party content and lower ad serving and newsletter delivery costs. As a percentage of revenues, cost of revenues for the three months ended June 30, 2002, was lower, at 30% of revenues, compared to 36% in the comparable quarter one year ago.

         PRODUCT DEVELOPMENT. Product development expenses for the three months ended June 30, 2002, increased 58% to $478,000 from $303,000 in the three months ended June 30, 2001. The increase was due to additional consulting expenditures, as well as higher personnel cost associated primarily with our ongoing enhancements of Hoover's Online.

         SALES AND MARKETING. Sales and marketing expenses for the three months ended June 30, 2002, increased 3% to $2.3 million, from $2.2 million for the three months ended June 30, 2001. The increase in sales and marketing expenses was due to an increase in our subscription salesforce as well as higher sales commissions associated with higher subscription revenues. This increase was partially offset by lower sales expenses associated with our advertising business.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 2002, decreased 22% to $2.5 million, from $3.2 million for the three months ended June 30, 2001. The decrease was primarily due to our strategy to streamline the business and reduce costs in a difficult economy. The effects of the September 2001 reduction in personnel, including the elimination of the Executive Chairman position and office expenses relating to the closure of our London office contributed to this decrease as well as decreases in bad debt expense and professional fees.

         AMORTIZATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLES. Amortization and impairment of goodwill and intangibles for the three months ended June 30, 2002, decreased to $13,000, from $6.2 million for the three months ended June 30, 2001. We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, we determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of the fiscal year ended March 31, 2001. The decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment and as a result, we further reduced the carrying amount of goodwill and these intangible assets by $5.8 million in June 2001. As of June 30, 2002, we have $52,000 recorded in net intangibles and no goodwill.

         NON-CASH COMPENSATION. Non-cash compensation expense for the three months ended June 30, 2002, decreased 50% to $37,000, from $74,000 for the three months ended June 30, 2001. The decrease resulted from lower amortization due to the underlying option vesting schedules and the termination of employees for which these charges related.

         INTEREST INCOME AND EXPENSE. Interest income for the three months ended June 30, 2002, decreased 42% to $233,000, from $403,000 for the three months ended June 30, 2001. The decrease was due to lower interest earned on our investment portfolio partially offset by increases in cash balances and short-term investments. We had no interest expense for the three months ended June 30, 2002, compared to $19,000 for the three months ended June 30, 2001. The decrease was due to the repayment in full of a note held by a shareholder in the three months ended September 30, 2001, and the pay-off of our capital lease obligations.

         IMPAIRMENT OF STRATEGIC INVESTMENTS. We had no impairment of strategic investments for the three months ended June 30, 2002, compared to $937,000 for the three months ended June 30, 2001. In prior fiscal years, we made equity investments in several companies, both private and public, that we considered to be strategic in nature. As a result of our review, considering the publicly traded prices for comparable companies, overall market conditions, the current status of business plans as well as the individual companies' financial conditions and liquidity, we determined that there was permanent impairment on these assets. As a result, we recorded an impairment expense of $937,000 in the three months ended June 30, 2001.

         INCOME TAXES. Despite net income in the quarter ended June 30, 2002, we have incurred operating losses for all years from inception (February 1990) through the fiscal year ended March 31, 2002. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. As of March 31, 2002, Hoover's had federal net operating loss carryforwards of approximately $51.2 million. The net operating loss carryforwards will expire beginning in 2005, with most of the loss expiring after 2017, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

LIQUIDITY AND CAPITAL RESOURCES

         We generated $1.5 million in cash from operating activities during the three months ended June 30, 2002, which was $74,000 less than the cash flow generated in the same quarter last year, primarily due to working capital changes.

         As of June 30, 2002, we had $34.0 million of cash, cash equivalents, and short-term investments. Our principal commitments at June 30, 2002, consisted of accounts payable and commissions and accrued expenses. Our accounts payable and commissions balance as of June 30, 2002, was $873,000, which consisted of short-term accounts, due within 30 days, and commissions due to employees. Our accrued expenses of $2.6 million primarily includes amounts due to vendors for advertising, marketing, and professional expenses for which we have not been invoiced as well as unused vacation due to employees. As of June 30, 2002, we had deferred revenue of $8.6 million, which represents upfront payments, primarily related to annual subscriptions to Hoover's Online, which have not been recognized as revenue.

         We may in the future pursue additional acquisitions of businesses, products, and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

         We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures in the next 12 months. Beyond the next 12 months, our significant commitments consist of payment of lease commitments for facilities. Although we currently expect to meet the cash requirements of such commitments, expenditures, and ongoing operating expenses from working capital, we may need or choose to raise additional funds, seek a credit facility, or seek other financing arrangements in order to meet our long-term liquidity needs.

ITEM 2A.        RISK FACTORS

         In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We incurred net losses for each of the previous fiscal years and a net loss of $11.6 million for the year ended March 31, 2002. At June 30, 2002, we had an accumulated deficit of $66.4 million. Although we generated net income of $338,000 in the three months ended June 30, 2002, we may never generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

OUR BUSINESS IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS THAT MAY NEGATIVELY IMPACT THE PRICE OF OUR STOCK.

         Our quarterly operating results have significantly fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control, including the following:

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

            - expenses related to upgrading our computer systems and related infrastructure; and

            -   changes in our operating expenses.

         Some of our operating expenses are relatively fixed in the short term. As a result, we may be unable to reduce our expenses quickly enough to offset any unexpected revenue shortfall, which could have a material adverse effect on our business, operating results, and financial condition.

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

GENERAL ECONOMIC CONDITIONS HAVE AND MAY CONTINUE TO IMPACT OUR OPERATIONS NEGATIVELY.

         A broad-based recession can cause business and individual customers to delay, or forego entirely, investments in value-added business information products such as ours. Similarly, companies often drastically reduce advertising expenditures in anticipation of an economic downturn. Thus, a recession in the United States may have a material adverse effect on each of our revenue streams. A general slowdown in the economy has caused businesses to reduce discretionary spending in areas such as advertising or with business information providers as well as created greater risk of business failure among existing customers. We have experienced some of these effects, particularly a significant reduction in our advertising business in the last several quarters as a result of the recent slowdown in the U.S. economy.

OUR FAILURE TO INCREASE THE NUMBER OF OUR SUBSCRIBERS SIGNIFICANTLY OR RETAIN OUR CURRENT SUBSCRIBERS WOULD ADVERSELY AFFECT OUR BUSINESS.

         Subscription revenue represented 77% of our total revenue for the three months ended June 30, 2002, and 63% of our total revenue for the three months ended June 30, 2001. Our future success is highly dependent on continuing to attract companies and businesspeople who are willing to pay money to subscribe to online business information services. We believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services will help attract visitors and subscribers. If the market for individual and multi-seat subscription-based online business information services develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost-effective, our operating results and financial condition may be materially and adversely affected.

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

WE ARE EVALUATING AND ADJUSTING THE SERVICES, FEATURES AND PRODUCTS THAT WE OFFER TO OUR SUBSCRIBERS AND THE ASSOCIATED PRICES OF THESE PRODUCTS. OUR ADJUSTED PRODUCTS AND SERVICE OFFERINGS AND PRICES, MAY NOT BE ATTRACTIVE TO OUR EXISTING SUBSCRIBERS OR POTENTIAL NEW SUBSCRIBERS.

         We routinely evaluate existing features offered on Hoover's Online, and the various levels of access and associated prices that we offer to subscribers. This evaluation led to a price increase effective March 1, 2002. We will also continue to evaluate and may invest resources in the development of new features for use on Hoover's Online, as well as for licensing to third parties. We will continue to spend a significant amount of time and resources evaluating and adjusting our current product offerings, as well as developing potentially new online content, features and tools. We intend to use our marketing activities in order to publicize our new product offerings and to attract new visitors to Hoover's Online.

         There can be no guarantee that our revised product offerings and potential new content, features and tools, as well as the associated marketing activities and expenditures, will increase our overall number of subscribers or audience, or increase total revenue derived from our service offerings and content. Our business, operating results and financial results may be materially and adversely affected if we experience difficulty in attracting new subscribers or audiences to our new service offerings, or if we experience significant cancellations from existing subscribers or erosion of our existing audience. In addition, adjustments to the prices of our product offerings may have the effect of increasing our overall number of subscribers, but decreasing our overall revenue derived from such subscribers.

CONTINUED DETERIORATION OF THE MARKET FOR ADVERTISING, PARTICULARLY ONLINE ADVERTISING, OR OUR FAILURE TO PROVIDE A SUCCESSFUL ONLINE ADVERTISING AND e-COMMERCE ENVIRONMENT WOULD ADVERSELY AFFECT OUR BUSINESS.

         For more than a year, the markets for various types of advertising have experienced significant declines. If this trend continues, our revenues from Internet advertising could be materially adversely affected. Advertising and e-commerce represents 13% of our revenues for the three months ended June 30, 2002. If advertisers perceive the online medium in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, and radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards to measure the effectiveness of online advertising on the Internet continue to evolve. If new standards emerge and we are unable to offer advertisers effective advertising options as measured by these new standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise significantly online. Our business, operating results, and financial condition would be further materially and adversely affected if the market for Internet advertising continues to decline or develops more slowly than expected.

         Different pricing models are used to sell advertising online. Prevalent pricing models consist of cost per thousand impressions (CPM), cost per placement and e-commerce or transaction share. If our base audience decreases, we may have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we do not attract a sufficiently large audience willing to purchase from our advertisers, our revenues generated from advertisements sold under this model will decrease. In addition, there has been an increased emphasis on performance-based advertising where pricing is based on the ability to deliver leads, sales or traffic and a move away from CPM pricing. We cannot assure you that we will be able to effectively deploy the necessary technology or deliver appropriate inventory to produce competitive targeted advertising in a competitive environment. Failure to do so could have a material adverse effect on our ability to compete in the Internet advertising market.

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

OUR CD-ROM AND PRINT BUSINESS IS SUBJECT TO A VARIETY OF RISKS.

         We sell CD-ROMs and print products, containing company information, under the name, "Hoover's Business Press." This business, like our other businesses, is subject to a variety of risks, including movement from print products to an online service provider, seasonality, general economic conditions, ability to attract and retain customers, competition from other CD-ROM, print, electronic providers, the price for paper, and ability to reach agreements with content providers and distributors for our CD-ROM and print products.

WE DEPEND ON BRAND AWARENESS TO GROW OUR BUSINESS.

         The future success of Hoover's will depend, in part, on our ability to increase our brand awareness. In order to build brand awareness, we must succeed in our marketing efforts and provide high-quality services. Our ability to increase subscription and advertising revenues from our Web site will depend in part on the success of our marketing campaigns and our ability to increase the number of visitors and subscribers to our Web site. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness and volume of traffic to our Web site, our business, operating results, and financial condition may be materially and adversely affected.

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE WERE TO LOSE OUR EXISTING MARKETING RELATIONSHIPS OR FAIL TO GAIN ADDITIONAL STRATEGIC RELATIONSHIPS.

         To expand our audience, we have entered into relationships to integrate customized versions of our company information into frequently visited and well-known Web sites and services, such as America Online, FORTUNE.com, and the Microsoft Network. These relationships may also provide links back to Hoover's Online. The success of each of our marketing relationships depends in part on the amount of increased viewer traffic we receive from that organization's Web site. These relationships may not generate the number of new viewers that we expect. Termination of our marketing relationships may decrease our brand awareness resulting in a fewer number of visitors to our Web site, which may adversely affect our revenues.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         The market for business information in general and for the online services and tools offered on Hoover's Online is highly competitive. Many Web sites and business information providers compete for the attention and spending of businesspeople and advertisers. We expect this competition to continue to increase. We compete for subscribers, visitors, licensing customers, advertisers, and content providers with many types of companies, such as:

            - subscription business information aggregators and providers, such as Dialog, Factiva, LexisNexis, OneSource and The Wall Street Journal Interactive Edition;

            -   Web sites focused on business audiences, such as CBS
                MarketWatch;

            - providers of company information, such as Dun & Bradstreet, Market Guide (a division of Multex) and Standard & Poor's;

            - providers of proprietary business information, such as Bloomberg Business News; and

            - free Web-based business information providers such as Yahoo! and The Microsoft Network.

         We also compete with a number of organizations with which we have other business relationships, such as AOL Time Warner, Bloomberg, Dun & Bradstreet, Factiva, LexisNexis, The Microsoft Network, Multex, and Yahoo! We form strategic relationships with these organizations in order to increase the size of our audience by introducing Hoover's Online to a greater number of people. Hoover's information is valued by these organizations and is licensed to them. If these entities view us as a substantial competitive threat, they may not renew any strategic relationship agreements currently in place and our audience may decrease. Alternatively, we may choose not to renew the agreements for competitive reasons, which may have a negative impact on our revenues.

         Some of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, including offering their business information for free, and make more attractive offers to existing and potential new employees, businesses with which we have strategic relationships, and advertisers. Our competitors may develop content that is equal or superior to ours or that achieves greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share.

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

OUR FUTURE SUCCESS DEPENDS ON OUR EDITORIAL STAFF.

         We depend upon the efforts of our writers, researchers and other editorial staff to produce original, timely, comprehensive, and authoritative content. There is competition for these personnel, and we may not be able to retain existing or attract additional highly qualified staff in the future. If we lose the services of a significant number of our editorial staff or are unable to continue to attract additional qualified staff, our business, operating results, and financial condition could be materially adversely affected.

GROWTH IN OUR FUTURE OPERATIONS COULD CONTINUE TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

         We have experienced growth in our operations and plan to pursue growth opportunities in our core business of subscriptions. This previous growth had placed a significant strain on our managerial, operational, and financial resources. We may need to upgrade or improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train, and manage our workforce, in particular our sales personnel. We will also need to maintain close coordination among our technical, accounting, finance, marketing, sales, and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results, and financial condition could be materially adversely affected.

OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED IF WE WERE TO LOSE AND FAIL TO REPLACE OUR EXISTING SOURCES OF CONTENT.

         A number of organizations provide us with content that we integrate into our products. If our relationships with these content providers were terminated, we would have to eliminate their information from our products and services. We may also need to locate alternate content providers and integrate their information into our products and services. Extracting previously integrated information, locating a new provider, and integrating its information may take time and may interrupt the provision of affected services. We cannot be assured that we would be able to replace the content we currently receive from our content providers in a timely manner, which could have a material adverse effect on our operating results from failure to retain existing subscribers and advertisers or attract new subscribers and advertisers.

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

WE MAY EXPERIENCE CAPACITY CONSTRAINTS OR SYSTEM FAILURES THAT COULD DAMAGE OUR BUSINESS.

         If Hoover's or third-party systems cannot be expanded to support increased demand or fail to perform effectively, we could experience:

            -   disruptions in service;

            -   slower response times;

            -   reduced customer satisfaction;

            -   inability to properly bill the credit cards of our subscribers;

            -   delays in the introduction of new products and services; or

            - vulnerability to raids (including denial of service attacks) by third parties,

any of which could impair our reputation, damage the Hoover's brand, and materially adversely affect our business, operating results and financial condition.

         Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our technology infrastructure. Even though we have developed redundant systems to protect our systems and operations, they are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We are currently evaluating complete redundancy options and are identifying alternative providers of hosting services. If our third-party hosting facility suffered substantial defects, errors, disaster, or financial hardship, our business may suffer significant losses. We may not carry sufficient business interruption insurance to compensate for losses that could occur.

         Some of our subscribers have been subjected to "pop-up" advertisements while using our service that were generated by third parties. Such subscribers may incorrectly assume that the advertisements were provided by our service and, if so, may terminate their service. We cannot guarantee that our systems will be able to detect and block such advertisements and their potential negative impact on subscriptions.

WE MAY BE SUBJECT TO LEGAL CLAIMS IN CONNECTION WITH THE CONTENT WE PUBLISH AND DISTRIBUTE AND OUR USE OF SOFTWARE LICENSES FOR OUR WEB SITE.

         We may be subject to claims for defamation, negligence, libel, copyright or trademark infringement based on other theories relating to the information we publish on our Web site, on the Web sites of others with whom we license or co-brand our products, or in our books. These types of claims have been brought, sometimes successfully, against online services, as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from Hoover's Online through links to other Web sites. We may also be subject to claims for software license infringement based on the software and other technologies that we utilize on our Web site. We do not currently carry insurance that protects us against these types of claims.

CONCERNS REGARDING SECURITY OF TRANSACTIONS AND TRANSMITTING CONFIDENTIAL INFORMATION OVER THE INTERNET MAY NEGATIVELY AFFECT OUR REVENUES.

         We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers, especially those outside of the U.S., from engaging in online transactions. We are currently having a third-party audit of our security systems. Our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses, or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. As e-commerce becomes more prevalent, our audience will become more concerned about security. If we do not adequately address these concerns, our business, operating results and financial condition could be materially adversely affected.

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

         Our future success will depend, in substantial part, on the continued service of our senior management, particularly Jeffrey R. Tarr, our Chairman, Chief Executive Officer and President. We have entered into employment agreements with Mr. Tarr, and Russell Secker, Executive Vice President - Marketing, but either may terminate his employment with us upon 30 days' prior written notice pursuant to the terms of their employment agreements. No other member of our senior management has entered into an employment agreement with us, other than agreements providing for limited severance payments in the event of termination other than for cause. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continued ability to attract, retain and motivate highly qualified sales, technical, customer support, financial and accounting and managerial personnel. There is competition for these qualified personnel, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we may continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES.

         We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and subscription agreement, licensing agreements and restrictions on disclosure to protect our intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the content on our Web site or our other intellectual property without authorization. This risk may be exacerbated by our Pro Plus service, which allows subscribers to "download" information from our service to the subscriber's personal computer. We cannot assure you that our precautions will prevent misappropriation or infringement of our intellectual property. Failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of management and other resources, either of which could have a material adverse effect on our business, operating results, and financial condition.

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

         We cannot assure you that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally developed intellectual property or licenses or content from third parties. Due to the global nature of the Internet, we may be subject to such claims asserted under the laws of foreign countries, which may differ substantially from the United State's laws. Any future assertions or prosecutions could materially adversely affect our business, operating results and financial condition. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to introduce new content or trademarks, develop non-infringing technology, or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event a claim of infringement is successful and we fail or are unable to introduce new content, develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, operating results and financial condition could be materially and adversely affected.

OUR COMMON STOCK PRICE IS VOLATILE AND COULD FLUCTUATE SIGNIFICANTLY.

         The trading price of our stock has been and may continue to be subject to wide fluctuations. During the quarter ended June 30, 2002, the closing sale prices of our common stock on the Nasdaq ranged from $4.60 to $6.49 per share. The closing price on August 5, 2002, was $5.49 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of new products, technology or strategic relationships by us or our competitors; changes in our financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable; low trading volume of our shares; and news reports relating to trends in our markets.

         Our five largest shareholders own approximately 50% of our shares of stock while the directors and officers as a group own approximately 15%. This concentration of ownership tends to reduce the trading volume of our shares. However, contractual restrictions applicable to some holders of our shares have begun to lapse and will continue to do so. The lapsing of these restrictions may increase the trading volume of our shares.

         In addition, the stock markets in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that may be unrelated to the operating performance of such companies. These broad market and industry fluctuations, combined with the consistently low trading volume of our stock and the lack of recent activity with our approved stock repurchase program may contribute to volatility and adversely affect the price of our common stock, regardless of our operating performance.

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

         As of June 30, 2002, we had 15,311,317 shares of common stock outstanding, net of treasury shares owned. Of these shares, approximately 6.8 million are available for sale in the public markets, subject to the volume limitations and other conditions of Rule 144 under the Securities Act. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Various holders of our common stock have registration rights with respect to their shares. In addition, holders of 1,033,042 shares acquired pursuant to our acquisition of Powerize.com, Inc., in August 2000 were subject to Rule 144 restrictions, which lapsed on August 1, 2002. Additional restrictions with respect to 305,409 of these shares will lapse between August 1, 2002, and October 31, 2002. The remaining restrictions will lapse between November 1, 2002, and February 1, 2003. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock. Future sales of our common stock may depress our stock price and might make it more difficult for us to sell equity securities in the future at a time and price that we otherwise might deem appropriate.

IF WE CANNOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND THE DEMANDS OF OUR CUSTOMERS, WE MAY BE UNABLE TO ENHANCE OUR EXISTING SERVICES OR INTRODUCE NEW SERVICES.

         The market in which we operate is characterized by rapidly changing technology; evolving industry standards, frequent new service announcements, introductions and enhancements; and evolving customer demands. The nature of the Internet and the electronic distribution of business information, including distribution through wireless channels and products, Enterprise Information Portals, and corporate intranets, exacerbate these market characteristics. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings. Our inability to adapt successfully to these changes in a timely manner could have a material and adverse effect on our business, operating results and financial condition. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services. Any enhancements to existing services may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, operating results and financial condition would be materially adversely affected.

WE DEPEND ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE
INTERNET.

         The online information market is rapidly evolving. Our business would be materially adversely affected if online usage does not continue to grow or grows slower than anticipated. Our audience depends on Internet Service Providers, online service providers, corporate networks, and other Web site operators for access to our Web site. Significant outages of these services could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. In addition, obtrusive "pop-up" advertisements and e-mail "spam" may negatively impact the growth in use of the Internet. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results, and financial condition.

PRIVACY CONCERNS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND MAY PREVENT OUR USE OF COOKIES.

         We post privacy policies concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission ("FTC") requirements, or other privacy-related laws and regulations could result in proceedings by the FTC or others and could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues that may be related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations, or purchases conducted through our Web sites and the corresponding revenues.

         Web sites typically place information known as cookies on a user's hard drive, sometimes without the user's knowledge or consent. Web sites use cookies for a variety of reasons. This technology enables our subscribers to access our premium services without entering their password upon each visit to our Web site. Additionally, it allows us to limit the frequency with which a viewer is shown a particular advertisement. Any reduction or limitation in the use of cookies could adversely affect our ability to target advertising effectively. Commonly used Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some Internet commentators, privacy advocates, and governmental bodies have suggested limiting or eliminating the use of cookies. The use of cookies may become more restrictive in certain non-U.S. markets, which could impact the rate or success of expansion into those markets.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL
UNCERTAINTIES.

         The laws governing the Internet in general remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and to the electronic distribution of business information in particular. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material adverse effect on our business, operating results and financial condition. In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure. Many areas with high Internet usage have begun to experience interruptions in phone service. As a result, some local telephone carriers have petitioned governmental agencies to regulate Internet service providers and online service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers and online service providers. If any of these petitions or the relief that they seek is granted, the costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth of the Internet. Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of Texas, governments of other states, the United States or foreign countries might attempt to regulate our service or levy sales or other taxes on our activities. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels. As a result, Internet companies based in Texas, like Hoover's, may be at a competitive disadvantage to Internet companies based outside of Texas with respect to sales to Texas-based customers. We cannot assure you that violations of local or other laws will not be alleged or charged by governmental authorities, that we might not unintentionally violate these laws or that in the future these laws will not be modified or new laws enacted. In addition, the passage of the Sarbanes-Oxley Act of 2002 and other new regulations of corporate governance will increase operating costs. Any of the above developments could have a material adverse effect on our business, operating results, and financial condition.

NEW LAWS AND REGULATIONS AFFECTING CORPORATE GOVERNANCE MAY IMPEDE OUR ABILITY TO ATTRACT AND RETAIN COMPETENT BOARD MEMBERS, A CHIEF EXECUTIVE OFFICER, AND A CHIEF FINANCIAL OFFICER.

         On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and toughen penalties for securities fraud. In addition, the SEC and Nasdaq are considering adopting new rules and regulations with a similar purpose. This Act and the proposed new rules and regulations will likely have the effect of increasing the complexity and cost of our company's corporate governance, which may increase the risk of personal liability for our Board members, chief executive officer, and chief financial officer. As a result, it may become more difficult to attract and retain such officials and may result in the reduction of the number of Board members.

WE MAY NOT BE ABLE TO GENERATE ATTRACTIVE RETURNS ON OUR CASH AND SHORT-TERM INVESTMENTS.

         As of June 30, 2002, we have $34.0 million of cash, cash equivalents and short-term investments and are currently generating positive cash flow. With declining interest rates, we may not be able to generate attractive returns on our cash and short-term investments, which could negatively affect our profitability.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Cash, cash equivalents, and short-term investments are sensitive to changes in the general level of U.S. interest rates and general health of the economy. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

            -   obligations of the U.S. government and its agencies;

            -   investment-grade state and local government obligations;

            - commercial paper and master notes of corporations rated A1 or P1 by Moody's or the Standard & Poors equivalents;

            - bonds and auction rate securities of corporations rated A3/A- by Moody's or the Standard & Poors equivalents; and/or

            - money market funds, deposits, or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net-worth requirements with maturities of less than two years.

         At June 30, 2002, our cash and cash equivalents consisted primarily of demand deposits, money market accounts, commercial paper, and market auction preferreds issued by large institutions. Our short-term investments were invested in commercial paper, corporate notes, corporate bonds and medium-term notes issues by large institutions and U.S. government agencies. Such short-term investments have an average maturity of less than one year from June 30, 2002. A 1% decrease in market rates would likely reduce our annual interest income by approximately $300,000, but we do not expect it would materially affect the fair value of these instruments. Due to the nature of our investments, we have concluded that we do not have material market risk exposure.

         Hoover's had capital leases and assumed as part of the Powerize.com acquisition, capital lease and shareholder obligations that resulted in the risk that interest expense or the fair value of capital lease obligations might be impacted by changes in market interest rates. However, market risks associated with these obligations were not significant and these obligations were retired in the fiscal year ended March 31, 2002.

         Our operations are based in the United States and, accordingly, the majority of our transactions were denominated in U.S. Dollars. However, we did have foreign-based operations where transactions were denominated in foreign currencies and were subject to market risk with respect to fluctuations in the relative value of currencies. However, with the closing of our U.K. operations in September 2001, our translation and most transaction exposure has been eliminated.

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

         On November 15, 2001, and as of the date of this filing, a putative shareholder class action lawsuit was filed against Hoover's, certain of our current and former officers and directors, and one of the investment banks that was an underwriter of our July 1999 initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York and purport to be class actions filed on behalf of purchasers of our stock during the period from July 20, 1999, through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. Hoover's and our current and former officers and directors intend to vigorously defend the actions. The action is being coordinated with more than 300 other nearly identical actions filed against other companies.

ITEM 2:         CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.         OTHER INFORMATION

         None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                Exhibits to this Form 10-Q have been included only with the copy of this Form 10-Q filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to Hoover's and payment of a reasonable fee.

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
       10.19            Amendment No. 1 to Employment Agreement between the Company and Russell Secker, dated
                        July 22, 2002.

       10.20            Amendment No. 1 to Employment Agreement between the Company and Jeffrey R. Tarr, dated
                        May 13, 2001.

       10.21            Amendment to Hoover's, Inc., Stock Option Agreement dated as of March 30, 2002.

       10.22            Amendment to Hoover's, Inc., Stock Option Agreement dated as of May 13, 2002.

       10.23            Hoover's, Inc., Notice of Grant of Stock Option dated May 13, 2002.

       10.24            Form of  Severance  Agreement  dated  July  22,  2002,  between  the  Company  and Lynn
                        Atchison,  Tom Ballard, Nancy Regent, and Carl Shepherd amending and restating previous
                        Severance Agreements dated May 9, 2001.

       10.25            Severance Agreement dated July 22, 2002, between the Company and Daniel Iannotti amending and restating a previous Severance Agreement dated May 30, 2002.

       10.26            Form of  Severance  Agreements  dated July 22,  2002,  between  the Company and Jeffrey
                        Cross, John Lysinger, Joe McWilliams, and Frank Milano.

       10.27            Distributor  Agreement  effective April 1, 2002,  between the Company and Media General
                        Financial  Services,  Inc.  (Portions of this  Exhibit have been omitted  pursuant to a request for confidential treatment).

       10.28            Fourth Amendment dated June 26, 2002, to Strategic Relationship Agreement between the
                        Company and The FORTUNE Group Services. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment).

         (b)    Reports on Form 8-K

                There were no reports filed by Hoover's on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES AND CERTIFICATIONS

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HOOVER'S, INC

         August 14, 2002                        /s/ Jeffrey R. Tarr
-----------------------------       --------------------------------------------
              Date                                 Jeffrey R. Tarr
                                               CHIEF EXECUTIVE OFFICER
                                                    AND PRESIDENT
                                            (PRINCIPAL EXECUTIVE OFFICER)

         August 14, 2002                         /s/ Lynn Atchison
-----------------------------       --------------------------------------------
              Date                                 Lynn Atchison
                                             SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)