Form 10-Q
period 2002-09-30
HOOVERS INC
filed 2002-11-05
CIK 1036584

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of September 30, 2002, the registrant had 15,421,779 shares of common stock outstanding.

HOOVER'S INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2002
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOOVER'S, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,528	$17,558
Short-term investments	15,283	15,233

Cash, cash equivalents and short-term investments	35,811	32,791
Accounts receivable, less allowance for doubtful accounts of $320 and $250 at September 30, 2002, and March 31, 2002, respectively	1,781	2,726
Book inventory, less allowances for excess and obsolete inventory of $12 and $23 at September 30, 2002, and March 31, 2002, respectively	159	156
Prepaid expenses and other current assets	773	471

Total current assets	38,524	36,144
Fixed assets:
Furniture and fixtures	1,432	1,429
Computer and office equipment	6,975	6,597
Capitalized web site development costs	1,016	1,016
Leasehold improvements	1,350	1,329

	10,773	10,371
Less accumulated depreciation	(7,563)	(6,229)

Fixed assets, net	3,210	4,142
Intangible assets, net	41	65
Other assets	17	17

Total assets	$41,792	$40,368

Current liabilities:
Accounts payable and commissions	$629	$1,042
Accrued employee liabilities	823	980
Accrued expenses	2,075	2,460
Deferred revenue	8,963	7,853

Total liabilities	12,490	12,335
Stockholders' equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 16,021,133 and 15,869,695 shares issued at September 30, 2002, and March 31, 2002, respectively	160	159
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued at September 30, 2002, and March 31, 2002, respectively	—	—
Additional paid-in capital	96,435	96,037
Unearned stock compensation	(33)	(107)
Accumulated other comprehensive income	2	—
Accumulated deficit	(65,922)	(66,716)
Treasury stock at cost—599,354 shares at September 30, 2002, and March 31, 2002, respectively	(1,340)	(1,340)

Total stockholders' equity	29,302	28,033
Total liabilities and stockholders' equity	$41,792	$40,368

See accompanying notes.

HOOVER'S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Revenues:
Subscriptions	$6,409	$5,272	$12,402	$10,384
Advertising and e-commerce	974	1,338	1,988	3,049
Licensing and syndication	434	841	880	1,766
CD-ROM and print, net	104	111	460	468

Net revenues	7,921	7,562	15,730	15,667
Cost of revenues	(2,127)	(2,658)	(4,498)	(5,616)

Gross profit	5,794	4,904	11,232	10,051
Expenses:
Product development	473	1,171	950	1,474
Sales and marketing	2,477	2,336	4,746	4,533
General and administrative	2,531	4,291	5,069	7,522
Amortization and impairment of goodwill and intangibles	12	11	24	6,226
Non-cash compensation	37	367	74	441

Total expenses	5,530	8,176	10,863	20,196

Operating income (loss)	264	(3,272)	369	(10,145)
Interest income	192	286	425	689
Interest expense	—	(6)	—	(25)
Loss on strategic investments	—	(1,571)	—	(2,509)

Net income (loss)	$456	$(4,563)	$794	$(11,990)

Basic earnings (loss) per share	$0.03	$(0.30)	$0.05	$(0.78)

Diluted earnings (loss) per share	$0.03	$(0.30)	$0.05	$(0.78)
Shares used in computation of earnings (loss) per share:
Basic	15,349,765	15,374,306	15,316,416	15,389,134
Diluted	16,319,161	15,374,306	16,248,854	15,389,134

See accompanying notes.

HOOVER'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	For the six months ended September 30,
	2002	2001
Operating activities
Net income (loss)	$794	$(11,990)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,334	1,671
Amortization and impairment of goodwill and intangibles	24	6,956
Amortization of unearned stock compensation	74	441
Provision for doubtful accounts	434	515
Loss on strategic investments	—	2,509
Changes in operating assets and liabilities:
Accounts receivable	511	850
Inventories	(3)	(35)
Prepaid expenses and other current assets	(302)	(473)
Accounts payable and commissions	(413)	(873)
Accrued expenses and employee liabilities	(542)	537
Deferred revenue	1,110	1,687

Net cash provided by operating activities	3,021	1,795
Investing activities
Purchases of fixed assets	(402)	(878)
Purchases of short-term investments	(48)	—

Net cash used in investing activities	(450)	(878)
Financing activities
Purchase of treasury stock	—	(595)
Payments on notes payable	—	(1,015)
Payments on capital leases	—	(16)
Net proceeds from capital stock transactions	399	90

Net cash provided by (used in) financing activities	399	(1,536)
Increase (decrease) in cash and cash equivalents	2,970	(619)
Cash and cash equivalents at beginning of period	17,558	30,533
Cash and cash equivalents at end of period	20,528	29,914

Supplemental Disclosure:
Cash and cash equivalents at end of period	20,528	29,914
Increase in short term investments	50	—
Short-term investments at beginning of period	15,233	—
Short-term investments at end of period	15,283	—

Cash, cash equivalents and short-term investments at end of period	$35,811	$29,914

See accompanying notes.

HOOVER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    BASIS OF PRESENTATION

        The interim financial statements for the three and six months ended September 30, 2002 and 2001, and the balance sheet at September 30, 2002, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.

        For further information, refer to the financial statements and related notes included in our Annual Report filed on Form 10-K.

2.    NET EARNINGS (LOSS) PER SHARE

        Basic net earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive impact of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share (in thousands except for per share data):

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Net income (loss) available to common shareholders	$456	$(4,563)	$794	$(11,990)
Weighted average shares outstanding, basic	15,350	15,374	15,316	15,389
Dilutive effect of employee stock options and warrants	969	—	933

Adjusted weighted average shares outstanding, diluted	16,319	15,374	16,249	15,389
Net Income (loss) per share
Basic	$0.03	$(0.30)	$0.05	$(0.78)
Diluted	$0.03	$(0.30)	$0.05	$(0.78)

3.    RECLASSIFICATIONS

        Reclassifications have been made to the prior year financial statements to conform to the current year presentation.

4.    CAPITAL STOCK AND STOCK PLANS

        During the quarters ended September 30, 2002 and 2001, $37,000 and $367,000 was recognized as non-cash compensation expense, respectively. Non-cash compensation expense in the quarter ended September 30, 2001 included a charge of $295,000 was related to the acceleration of vesting of and the extension of time to exercise certain options associated with the resignation of the Executive Chairman. The remaining unearned compensation of $33,000 will be recognized as non-cash compensation expense over the remaining vesting period of the options, which is less than one year.

5.    STOCK BUYBACK

        In December 2000, Hoover's received Board approval of a plan to buy back up to 10% of the approximately 15 million outstanding shares of its common stock. No shares were repurchased in the six months ended September 30, 2002. From the inception of the program through September 30, 2002, 449,354 shares have been repurchased, at an average price of $2.65, bringing the total number of treasury shares to 599,354 at an average price of $2.24.

6.    BUSINESS COMBINATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

        Hoover's recorded $25.5 million in goodwill and other intangibles related to its purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, we determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of fiscal 2001. Subsequent events involving the decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment. As a result, we further reduced the carrying amount of these intangible assets in the first fiscal quarter of 2002. In addition to recording $407,000 of amortization expense in the June 2001 quarter, we recorded an impairment charge of $5.8 million during that quarter to write down the goodwill and other intangibles. As of March 31, 2002, we have no remaining goodwill. We recognized $12,000 in amortization expense, related to intangibles, during the quarter ended September 30, 2002 and $11,000 during the September 30, 2001 quarter. As of September 30, 2002, we have $41,000 of net intangibles.

7.    RESTRUCTURING ACTIVITY

        During the quarter ended September 30, 2001, we reduced headcount through a combination of attrition, a reduction in staff in the United States and the closing of the London office (Hoover's Online Europe Limited). This resulted in the termination of approximately 30 employees, primarily in product, general and administrative, and sales positions. Severance and other costs associated with the resignation of an executive and other costs associated with the headcount reduction are included in the table below and were fully paid as of September 30, 2002. These actions resulted in a one-time restructuring charge of approximately $1.5 million that was included primarily in general and administrative expenses, with some employee separation costs included in product development and sales and marketing expense. There was also a one-time write-down of furniture and equipment of approximately $118,000 associated with the office in London, which is reflected in higher depreciation for the September 2001 quarter. The following table presents the allocation of the expenses accrued and the remaining restructuring accruals as of September 30, 2002 (in thousands).

	Employee Separation and Other Costs	Other	Total
Balance at March 31, 2002	$162	$7	$169
Cash activity	(83)	—	(83)
Non-cash activity
Balance at June 30, 2002	79	7	86
Cash activity	(79)	(7)	(86)
Non-cash activity	—	—	—

Balance at September 30, 2002	$—	$—	$—

8.    COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) is composed of net income (loss) and unrealized gains and losses on short-term investments held as available-for-sale investments. The following table presents the calculation of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$456	$(4,563)	$794	$(11,990)
Unrealized gain (loss) on short-term investments	90	—	2	—

Total comprehensive income (loss)	$546	$(4,563)	$796	$(11,990)

9.    RELATED PARTY TRANSACTIONS

        Hoover's purchases certain information included in its databases from Media General Financial Services, a subsidiary of a stockholder of the Company. Hoover's paid approximately $130,000 and $153,000 during the quarters ended September 30, 2002 and 2001, respectively, for this information. Hoover's had outstanding amounts payable of approximately $37,000 and $41,000 at September 30, 2002 and 2001, respectively, to Media General Financial Services.

        Hoover's entered into a strategic agreement with Fortune, a subsidiary of a stockholder of the Company, during fiscal year 2001, to collaborate on online content integration, subscriptions, advertising and e-commerce initiatives. The strategic agreement obligates Fortune to spend $250,000 per fiscal year with the Company, while the Company is obligated to spend $750,000 per fiscal year with Fortune and/or its related entities through March 31, 2003. This agreement was subsequently modified, allowing Hoover's to potentially defer up to $250,000 of its obligation into fiscal year 2004. Hoover's recorded advertising and e-commerce revenue of approximately $127,000 and $137,000 for the quarters ended September 30, 2002 and 2001, respectively, under this agreement. Additionally, Hoover's paid $27,000 and $5,000 in the quarters ended September 30, 2002 and 2001, respectively, for advertising and marketing services from AOL Time Warner, under this agreement.

        Hoover's has a strategic agreement, entered into during fiscal year 2001 and modified in fiscal 2002, with 10-K Wizard, a company in which Hoover's holds a minority equity interest. The modified agreement provides for delivery of 10-K Wizard content on Hoover's Online, as well as cross-marketing agreements to sell subscriptions to the respective services. For the quarters ended September 30, 2002 and 2001, Hoover's paid approximately $29,000 and $38,000, respectively, under this agreement.

        Hoover's has a commitment from Knowledge Universe, a stockholder of the Company, entered into during fiscal year 2000, to purchase at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through September 2003 at fair value prices at the time of the purchases. Hoover's has recognized a total of $1.1 million in revenue under this agreement, but recognized no revenue from this commitment in the quarters ended September 30, 2002 and 2001, respectively. Hoover's can provide no assurance that Knowledge Universe will procure the remainder of these services within the contractual period. Even if these services are procured, Hoover's can provide no assurance that it will be successful in collecting any amounts due.

10.    CAPITALIZED WEB SITE DEVELOPMENT COSTS

        During the fiscal year ended March 31, 2001, Hoover's invested a total of $1.8 million in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on Hoover's Online. These costs primarily included third-party licenses and outside consulting. These costs were required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. As the projects were completed during the quarter ended September 30, 2001, we began amortizing $1.1 million in costs over the estimated useful life of two years. The remaining balance of $732,000 related to design work for a more elaborate e-commerce transaction engine. In the quarter ended September 30, 2001, we evaluated the return associated with the completion of this project and determined that the future costs associated with this project were not justified and wrote off these remaining costs. During the quarters ended September 30, 2002 and 2001, Hoover's recognized $127,000 and $119,000, respectively, of amortization expense associated with these costs, exclusive of the $732,000 write-off in 2001. Amortization expenses as well as the prior year write-off are included in product development costs.

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

12.    SUBSCRIPTION REVENUE

        Subscription revenue is derived from both individual and multi-seat enterprise accounts. An individual account is a single user who subscribes to either our Hoover's Lite product or our personal subscription offering, which has not been offered to new customers since August 2001. Multi-seat enterprise accounts are generally enterprises who subscribe to either Hoover's Pro or Hoover's Pro Plus. These accounts allow for several users to concurrently access Hoover's Online. The following table presents the detail of subscription revenue (in thousands) for the three and six months ended September 30, 2002 and 2001, respectively:

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Individual	$1,058	$1,676	$2,229	$3,558
Multi-seat	5,351	3,596	10,173	6,826

Total subscription revenue	$6,409	$5,272	$12,402	$10,384

13.    TAXES

        Despite net income in the quarter and year-to-date period ended September 30, 2002, we have incurred operating losses for all years from inception (February 1990) through the fiscal year ended March 31, 2002. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. As of March 31, 2002, Hoover's had federal net operating loss carryforwards of approximately $51.2 million. The net operating loss carryforwards will expire beginning in 2005, with most of the loss expiring after 2017, if not utilized.

        Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. This annual limitation may result in the expiration of net operating losses before utilization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information and historical statements contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of Hoover's and its management and may be signified by the words "expects," "anticipates," "intends," "believes," or similar language. Management's discussion of historical amounts is rounded to the nearest $100,000 on amounts greater than $1,000,000 and to the nearest $1,000 on amounts less than $1,000,000. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Hoover's, Inc. Form 10-K for the year ended March 31, 2002.

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

        Hoover's Online offers a range of paid subscription services as well as a free, advertising-supported service. Visitors to the free areas of our site can access company capsules and basic information. Subscribers to our paid offerings gain access to deeper information from the proprietary Hoover's database and the databases of several third parties, including Dun & Bradstreet, Media General Financial Services, and Mergent FIS. Paying subscribers also gain access to a wider array of tools for searching, sorting, selecting and downloading information from the Hoover's database. We focus primarily on selling subscriptions to sales, marketing and business development professionals and senior executives with similar needs at small to mid-sized businesses and divisions of larger entities. These customers primarily use Hoover's Online to prospect and prepare for client meetings, sales presentations, vendor and partner negotiations, and other business opportunities.

        Hoover's was founded in 1990 as a publisher of reference books. Hoover's Online was launched in 1995 and served approximately 3.6 million unique visitors in the quarter ended September 30, 2002, compared to 3.4 million in the quarter ended September 30, 2001. The Company's current measure of unique visitors is determined by third-party and internally developed software that counts the number of separate computers that access our Web site. Through March 2002, the Company's reported measure of unique visitors was determined exclusively by internally developed software that counted only unique hosts. Unique hosts consist of individual computers as well as proxy servers that represent numerous users and we reported 2.4 million unique visitors for the quarter ended September 30, 2001, using that methodology.

        Through the strength of the Hoover's brand, the quality of our database, and the effectiveness of our sales channels, Hoover's has built a paid subscriber base that includes 8,675 multi-seat enterprise accounts. As of September 30, 2002, we had approximately 15,000 individual subscribers, which included approximately 2,500 subscriptions to Hoover's Lite and approximately 12,500 subscriptions to a lower-priced product that we no longer offer to new customers.

        Our proprietary database is an important competitive advantage that provides information on more than 18,000 public and private companies worldwide. This database is produced and maintained by our editorial staff, which consists primarily of researchers, writers, editors as well as third-party sources, such as Media General Financial Services. Our editorial staff also compiles and maintains lists of key personnel at companies in our database, a valuable resource for our customers. We have entered into agreements with third-party information providers that complement our core database with information on more than 13 million additional company records, as well as financial data and industry analysis.

        We focus our resources primarily on growing our subscription revenue base, particularly our multi-seat enterprise accounts. We view this business as attractive in that it consists primarily of 12-month contracts that are invoiced in full and generally collected within normal terms, usually in less than 30 days. This generates attractive cash flows and predictable, recurring revenues. Our individual subscription business is a mix of both monthly and annual subscribers who pay up front, primarily with a credit card.

        The renewal rate for multi-seat enterprise accounts, which accounted for approximately 83% of subscription revenue for the three months ended September 30, 2002, was 72%, consistent with the three months ended September 30, 2001. We calculate our renewal rate by dividing the dollars renewed in a given period by the dollars available for renewal in that same period. Individual subscriptions, which accounted for approximately 17% of subscription revenue during the three months ended September 30, 2002, generally have lower renewal rates than our multi-seat enterprise accounts.

        We generate revenue from four sources:

    —
    Multi-seat enterprise and individual subscriptions

    —
    Advertising and e-commerce

    —
    Licensing

    —
    Print publishing

Multi-seat Enterprise and Individual Subscriptions

        As of September 30, 2002, we offered two subscription options targeted toward multi-seat enterprise customers: Hoover's Pro and Hoover's Pro Plus. The list price for Hoover's Pro is currently $1,995 for a 1-5 seat annual subscription. Hoover's Pro Plus, with online downloading capabilities, has a current list price of $4,995 per year, for up to 5 seats. We have larger accounts, for which the pricing was specifically negotiated, based on a variety of factors, such as number of users and product delivery options. We periodically offer pricing discounts and promotions for our products and services.

        To meet the needs of single-seat users, we offer Hoover's Lite. This lower priced, single-seat subscription offering includes access to our proprietary business information, but without many of the tools and functionality available to our Pro and Pro Plus subscribers. This product is currently priced at $49.95 per month or $399 per year. We also have individual subscribers who pay $29.95 per month or $199 per year, under a pricing plan that has not been offered to new customers since August 2001.

        We recognize subscription revenues on a monthly basis, and we record prepaid annual individual and multi-seat enterprise subscriptions as deferred revenues upon collection. Deferred revenues are amortized into revenues over the term of the subscription.

        Our sales force, located in Austin, Texas, primarily pursues multi-seat enterprise accounts. Most of our sales come from leads generated from visitors to the free content on Hoover's Online, direct marketing and other promotional programs. We have also initiated efforts to sell these subscriptions through out-bound selling efforts, utilizing various lead sources. These sales efforts produce the majority of subscription sales. We also utilize a reseller based in the United Kingdom. Our Hoover's Lite product is sold both online and by our sales force.

Advertising and E-Commerce

        We offer a variety of advertising products such as customized packages of different sized advertisements—including placement packages, sponsorships, standard banners and buttons, large units containing interactive advertisements, newsletters and direct e-mail. Advertisements can be delivered throughout Hoover's Online or within a narrow, more targeted area within the site. Pricing for advertising programs varies depending on size of the units and the level of integration, among other factors. Banners and button advertisements that are sold as stand-alone products are generally sold under short-term insertion orders based on a cost per thousand impressions served. Other advertising arrangements are customized, including the resale of excess inventory through third parties and our selling of advertising on other Web sites. Revenues are recognized either as the impressions are delivered, the obligations are fulfilled or ratably over the contract period.

        We generate e-commerce revenues from sponsors that pay a percentage of sales directly generated by their placement on Hoover's Online and/or placement or other fees for integration of the sponsor's offers within Hoover's Online. Generally, most of our e-commerce contracts have a term of one year, although a few of the contracts have shorter durations. Our advertising and e-commerce sales force consists of account executives and support staff. Our account executives handle high-level relationships with clients and advertising agencies. We currently maintain advertising and e-commerce sales offices in New York City and San Francisco.

Licensing

        We have licensed portions of our database since 1991. Our customers range from traditional online service providers, such as Factiva and LexisNexis, as well as to other Web sites, such as the Microsoft Network. Licensing customers generally receive a data feed in XML or ASCII formats, or may take advantage of a number of hosted options including "XML Search and Retrieval" or an HTML search solution that allows the customer to place a small search box on their Web site. License fees are generally based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals.

        For some licensees, Hoover's provides a co-branded set of Web pages, which allows both parties to market and promote their products and services. Hoover's does not recognize any direct revenue or expense from these marketing arrangements.

        With the August 1, 2000, acquisition of Powerize.com, we began operating the Hoover's NewsStand. NewsStand served as a distributor for publishers seeking to electronically deliver their publications on a Lotus Notes platform. Publishers using the NewsStand service included BNA, Inc., and Platt's, with BNA comprising more than 90% of the revenue. During the fiscal year ended March 31, 2002, we made a decision to discontinue the NewsStand service because it was highly dependent on one customer, was not core to the our strategy of serving customers through the Internet and was not operationally efficient. In addition, during the 2002 fiscal year, we discontinued another Powerize.com product, Hoover's Intelligence Monitor ("HIM"), a Web-based service that enabled subscribers to monitor multiple news sources.

Print Publishing

        We sell print products, containing company information under the name "Hoover's Business Press." We also sell a small volume of CD-ROMs containing company information. We recognize these revenues when the goods are shipped. For our sale of print products and CD-ROMs, we provide an allowance for returns when the products are shipped. Revenue is stated net of an allowance for returns.

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

        Sales and marketing expenses include sales, marketing and customer service personnel costs, including commissions, as well as all marketing, advertising, business development, and promotional expenses.

        General and administrative expenses consist of compensation for administrative and executive staff, which include executive, finance, investor relations, legal, office network, and human resource personnel, as well as fees for general office and occupancy, depreciation, bad debt, professional services, travel, training and taxes.

        Amortization and impairment of goodwill and intangible assets consists of ratable amortization recorded over the useful lives of the assets and charges related to periodic reviews of the carrying amount of identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed.

        We continue to incur non-cash charges for compensation expense related to the valuation of options and deferral of related compensation expense in the fourth fiscal quarter of 1999. The deferred compensation will result in non-cash compensation expense over the four-year vesting period of these options. In addition, pursuant to the provisions of the Salary Reinvestment section of our 1999 Stock Incentive Plan, during the fiscal year ended March 31, 2002, we granted 9,363 options at exercise prices below the subsequently determined fair market value of the underlying shares of common stock on the dates of grant. As a result, we recorded unearned stock compensation of $25,000 that will be fully amortized as part of non-cash compensation expense by December 31, 2002.

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

        We believe the following represent our critical accounting policies:

    —
    Revenue Recognition

    —
    Allowance for Doubtful Accounts

    —
    Capitalized Web Site Development Costs

Revenue Recognition:

        Subscription revenue is recognized as service is provided under the terms of online subscription agreements. Payments received in advance of providing services are recorded as deferred revenue and ratably amortized, in equal monthly amounts, beginning with the initial month of service. For those agreements where payment is not due in advance, revenue is recognized ratably over the term of the agreement in equal monthly amounts, beginning with the initial month of service, to the extent that collectibility is reasonably assured and a receivable is recorded. Upon receipt of payment, the remaining revenue to be taken is recorded as deferred revenue and amortized over the remaining term of the agreement.

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

Allowance for Doubtful Accounts:

        Accounts receivable are recorded net of an allowance for doubtful accounts. Our customers are concentrated in the United States. We perform limited credit evaluations, primarily on our advertising, e-commerce and licensing customers as well as large multi-seat enterprise subscribers. We generally do not require collateral and establish an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as historical collection experience, a customer's current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. Actual collections could differ from our estimates.

Capitalized Web Site Development Costs:

        During the fiscal year ended March 31, 2001, we invested $1.8 million in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on Hoover's Online. These costs primarily included third-party licenses and outside consulting. These costs, along with any future development costs, are required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. As the projects were completed, we began amortizing $1.1 million in costs over the estimated useful life of two years. The remaining balance of $732,000 related to design work for a more elaborate e-commerce transaction engine was written off in the quarter ended September 30, 2001. Amortization expenses as well as the prior year write-off are included in product development costs.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of net revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Subscriptions	81%	70%	79%	66%
Advertising and e-commerce	12%	18%	13%	20%
Licensing and syndication	6%	11%	5%	11%
CD-ROM and print, net	1%	1%	3%	3%

Net revenues	100%	100%	100%	100%
Cost of revenues	27%	35%	29%	36%
Gross profit	73%	65%	71%	64%
Expenses:
Product development	6%	15%	6%	9%
Sales and marketing	31%	31%	30%	29%
General and administrative	32%	57%	32%	48%
Amortization and impairment of goodwill and intangibles	0%	0%	0%	40%
Non-cash compensation	1%	5%	1%	3%

Total expenses	70%	108%	69%	129%
Operating profit (loss)	3%	(43%)	2%	(65%)
Interest income	3%	4%	3%	4%
Loss on strategic investments	0%	(21%)	0%	(16%)

Net income (loss)	6%	(60%)	5%	(77%)

        Revenues.    Net revenues for the three months ended September 30, 2002, increased 5% to $7.9 million from $7.6 million for the three months ended September 30, 2001. Net revenues for the six months ended September 30, 2002, increased by $63,000 to $15.7 million, compared to the six-month period in the prior year.

        Subscription revenue increased 22% to $6.4 million for the three months ended September 30, 2002, from $5.3 million for the comparable quarter one year ago. Subscription revenue increased 19% to $12.4 million for the six months ended September 30, 2002, from $10.4 million for the comparable period one year ago. These increases in revenues were due to increases in the number of multi-seat enterprise accounts and the average sales price of these accounts, partially offset by the revenue lost from a decrease in individual accounts. We have increased the number of our multi-seat enterprise accounts by 16% to 8,675 as of September 30, 2002, from approximately 7,500 as of September 30, 2001. Increases in sales leads, the size and effectiveness of our salesforce, the introduction of Hoover's Pro Plus, as well as new features to the existing product contributed to the increase in accounts. Multi-seat enterprise accounts had an average contract price of approximately $2,500 as of September 30, 2002, compared to approximately $2,000 as of September 30, 2001. Average contract price is calculated by dividing the total sales associated with our 8,675 accounts by the number of 8,675 accounts. As of both dates, our multi-seat enterprise accounts had an average contract length of 12 months.

        As of September 30, 2002, we had approximately 12,500 subscriptions to a lower-priced product that we no longer offer to new customers, compared to 26,000 subscriptions as of September 30, 2001. The decrease in the number of individual subscribers reflects our change in strategy, initiated over a year ago, to de-emphasize personal accounts in favor of higher-priced and longer-term multi-seat enterprise accounts. In addition, as of September 30, 2002, we had approximately 2,500 subscriptions to Hoover's Lite, a new product offered for the first time in November 2001. Subscription revenue represented 81% of net revenues for the three months ended September 30, 2002, compared to 70% of net revenues in the year-ago quarter. Subscription revenue represented 79% of net revenues for the six months ended September 30, 2002, compared to 66% of net revenues in the same period one year ago.

        Revenues from advertising and e-commerce decreased 27% to $974,000 for the three months ended September 30, 2002, from $1.4 million for the three months ended September 30, 2001. Similarly, revenues from advertising and e-commerce decreased 35% to $2.0 million for the six months ended September 30, 2002, from $3.1 million for the six months ended September 30, 2001. These declines reflect the decline in the online and overall advertising industry that has taken place in the past 18 months as well as reductions in barter advertising. Barter revenue decreased to $108,000 in the three months ended September 30, 2002, down from $512,000 in the same quarter one year ago. Barter revenue decreased 80% to $199,000 in the six months ended September 30, 2002, compared to $994,000 in the same period one year ago. These decreases in barter revenue did not impact our net income as our marketing expense was lower by the same amount. Advertising and e-commerce represented 12% of net revenues for the three months ended September 30, 2002, compared to 18% of net revenues in the prior year's quarter. Advertising and e-commerce represented 13% of net revenues for the six months ended September 30, 2002, compared to 19% of net revenues in the year-ago period.

        Licensing revenues decreased 48% to $434,000 for the three months ended September 30, 2002, from $841,000 for the three months ended September 30, 2001. Licensing revenues decreased 50% to $880,000 for the six months ended September 30, 2002, from $1.8 million for the six months ended September 30, 2001. Licensing revenues reflect royalty payments based on use of Hoover's content or other revenue-sharing arrangements. In fiscal year 2002, licensing revenue also included fees earned from the licensing of the NewsStand product, which was part of the Powerize.com acquisition on August 1, 2000. The decision to NewsStand, along with the discontinuation of the Hoover's Intelligence Monitor, contributed $368,000 and $714,000 to the decrease in the three and six months ended September 30, 2002, respectively, compared to the three and six months ended September 30, 2001. Lower payments on revenue share arrangements with partners contributed $39,000 and $172,000 to this decrease in the three and six months ended September 30, 2002, respectively, compared to the three and six months ended September 30, 2001. Licensing revenue represented 5% of net revenues for the six months ended September 30, 2002, compared to 11% of net revenues in the year-ago period.

        Net revenues from print publishing were $104,000 for the three months ended September 30, 2002, compared to $111,000 in the year-ago quarter, a decrease of 6%. Net revenues from print publishing were $460,000 for the six months ended September 30, 2002, compared to $468,000 in the year-ago quarter, a decrease of 2%. Print publishing revenue represented 1% of net revenues for the quarters ended September 30, 2002, and 2001, respectively, and 3% for the six months ended September 30, 2002 and 2001, respectively.

        Cost of Revenues.    Cost of revenues for the three months ended September 30, 2002, decreased 20% to $2.1 million, from $2.7 million in the three months ended September 30, 2001. Cost of revenues for the six months ended September 30, 2002, decreased 20% to $4.5 million, from

$5.6 million in the six months ended September 30, 2001. The decreases in cost of revenues were primarily due to workforce reductions that occurred last fiscal year, as well as decreases in expenses associated with third-party content and lower ad serving and newsletter delivery costs. Cost of revenues for the three months ended September 30, 2002, was 27% of net revenues, compared to 35% in the comparable quarter one year ago. Cost of net revenues for the six months ended September 30, 2002 and 2001, was 29% and 36% of net revenues, respectively.

        Product Development.    Product development expenses for the three months ended September 30, 2002, decreased 60% to $473,000 from $1.2 million in the three months ended September 30, 2001. Product development expenses for the six months ended September 30, 2002, decreased 36% to $950,000 from $1.5 million in the six months ended September 30, 2001. The decreases were due to the write-off of $732,000 in September 2001 of design work for an e-commerce transaction engine, offset by additional consulting expenditures, as well as higher personnel costs associated with our ongoing product enhancements.

        Sales and Marketing.    Sales and marketing expenses for the three months ended September 30, 2002, increased 6% to $2.5 million, from $2.3 million for the three months ended September 30, 2001. Sales and marketing expenses for the six months ended September 30, 2002, increased 5% to $4.7 million, from $4.5 million for the same period in the prior year. The increases in sales and marketing expenses were due to an increase in our subscription sales force, higher sales commissions associated with higher subscription revenues and higher direct marketing and promotional expenses. These increases were partially offset by lower sales expenses associated with our advertising business, as well as a decrease in marketing and advertising personnel from the closing of our London office and reductions in barter advertising.

        General and Administrative.    General and administrative expenses for the three months ended September 30, 2002, decreased 41% to $2.5 million, from $4.3 million for the three months ended September 30, 2001. General and administrative expenses for the six months ended September 30, 2002, decreased 33% to $5.1 million, from $7.5 million for the same period one year ago. The decreases were primarily due to our strategy to streamline our business and reduce costs in a difficult economy. The effects of the September 2001 reduction in personnel, including the elimination of the Executive Chairman position and office expenses relating to the closure of our London office contributed to this decrease. Also, decreases in professional fees, including refunds of fees paid and expensed in prior quarters, as well as decreases in training expenses, depreciation and taxes. Bad debt expense was lower in the six months ended September 30, 2002, against the same period in the prior year due to an improved business climate and closer monitoring of the company's collection policies.

        Amortization and Impairment of Goodwill and Intangibles.    Amortization and impairment of goodwill and intangibles for each of the three months ended September 30, 2002 and 2001, was $12,000. Amortization and impairment of goodwill and intangibles for the six months ended September 30, 2002, decreased to $24,000, from $6.2 million for the six months ended September 30, 2001. We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, we determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of the fiscal year ended March 31, 2001. The decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment and as a result, we further reduced the carrying amount of goodwill and these intangible assets by $5.8 million in June 2001. As of March 31, 2002, we have no goodwill. As of September 30, 2002, we have $41,000 recorded in net intangibles.

        Non-Cash Compensation.    Non-cash compensation expense for the three months ended September 30, 2002, decreased 90% to $37,000, from $367,000 for the three months ended

September 30, 2001. Non-cash compensation expense for the six months ended September 30, 2002, decreased 73% to $74,000, from $441,000 for same period in the prior year. Of the $367,000 of non-cash compensation expense in the quarter ended September 30, 2001, a one-time charge of $295,000 was related to the acceleration of vesting of and the extension of time to exercise certain options associated with the resignation of the Executive Chairman. The remainder of the decrease resulted from lower amortization due to the underlying option vesting schedules and the termination of employees for which these charges related. As of September 30, 2002, we have remaining unearned compensation of $33,000 that will be recognized as non-cash compensation expense over the remaining vesting period of the options, which is less than one year.

        Interest Income and Expense.    Interest income for the three months ended September 30, 2002, decreased 33% to $192,000, from $286,000 for the six months ended September 30, 2001. Interest income for the six months ended September 30, 2002, decreased 38% to $425,000, from $689,000 for the six months ended September 30, 2001. The decreases were due to lower interest earned on our investment portfolio partially offset by increases in cash balances and short-term investments. We had no interest expense for the three or six months ended September 30, 2002, compared to $6,000 and $25,000 for the three and six months ended September 30, 2001. The decreases were due to the repayment in full of a note held by a shareholder in the six months ended September 30, 2001, and the pay-off of our capital lease obligations in the fiscal year ending March 31, 2002.

        Impairment of Strategic Investments.    We had no impairment of strategic investments for the three and six months ended September 30, 2002, compared to an impairment of $1.6 million and $2.5 million, for the three and six months ended September 30, 2001, respectively. As of September 30, 2002 we have no amounts recorded as strategic investments on our balance sheet. In prior fiscal years, we made equity investments in several companies, both private and public, that we considered to be strategic in nature. As a result of our prior year review, considering the publicly traded prices for comparable companies, overall market conditions, the status of business plans as well as the individual companies' financial conditions and liquidity, we determined that there was permanent impairment on these assets.

        Income Taxes.    Despite net income in the quarter and year-to-date period ended September 30, 2002, we have incurred operating losses for all years from inception (February 1990) through the fiscal year ended March 31, 2002. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. As of March 31, 2002, Hoover's had federal net operating loss carryforwards of approximately $51.2 million. The net operating loss carryforwards will expire beginning in 2005, with most of the loss expiring after 2017, if not utilized.

        Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. This annual limitation may result in the expiration of net operating losses before utilization.

LIQUIDITY AND CAPITAL RESOURCES

        We generated $3.0 million in cash from operating activities during the six months ended September 30, 2002, an increase of approximately $1.2 million over the $1.8 million generated in the same period last year. This increase is primarily due to the Company's profitability and other working capital changes.

        As of September 30, 2002, we had $35.8 million of cash, cash equivalents, and short-term investments. Our principal commitments as of September 30, 2002, consisted of accounts payable, commissions and accrued expenses and employee liabilities. Our accounts payable and commissions balance as of September 30, 2002, was $629,000, which consisted of short-term accounts, due within 30 days, and commissions due to employees. Our accrued expenses and employee liabilities of $2.9 million primarily includes amounts due to vendors for advertising, marketing, and professional expenses for which we have not been invoiced as well as unused vacation and estimated accrued bonuses due to employees. As of September 30, 2002, we had deferred revenue of $9.0 million, which represented upfront payments, primarily related to annual subscriptions to Hoover's Online, which have not been recognized as revenue.

        During the three and six months ended September 30, 2002, we did not re-purchase any shares pursuant to our approved stock re-purchase program. We may in the future utilize cash to fulfill, in whole or in part, the purchase of the approximate 1,000,000 shares remaining under this program.

        We may in the future pursue additional acquisitions of businesses, products, and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

        We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures in the next 12 months. Beyond the next 12 months, our significant commitment consists of payment of lease commitments for facilities. Although we currently expect to meet the cash requirements of such commitments, expenditures, and ongoing operating expenses from working capital, we may need or choose to raise additional funds, seek a credit facility, or seek other financing arrangements in order to meet our long-term liquidity needs.

ITEM 2A. RISK FACTORS

        In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating our company and our business.

We have a history of losses and may incur future losses.

        We incurred net losses for each of our previous fiscal years and a net loss of $11.6 million for the year ended March 31, 2002. At September 30, 2002, we had an accumulated deficit of $65.9 million. Although we generated net income of $794,000 in the six months ended September 30, 2002, we may never generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

Our business is subject to quarterly fluctuations in operating results that may negatively impact the price of our stock.

        Our quarterly operating results have significantly fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, including the following:

    —
    seasonal trends relating to subscriber usage of our services;

    —
    the demand for advertising and seasonal trends relating to advertising spending, particularly on the Internet;

    —
    the extent to which we experience increased competition in the markets for business information and advertising to a business audience;

    —
    economic conditions specific to the online publishing industry, as well as general economic and market conditions.

    —
    the publishing cycle of Hoover's Business Press;

    —
    the number of unique visitors, leads and new subscriber acquisitions;

    —
    the timing and effectiveness of our marketing efforts to acquire visitors and subscribers and to promote our brand;

    —
    the timing and effectiveness of any co-branding arrangements or other strategic alliances into which we enter;

    —
    expenses related to upgrading our computer systems and related infrastructure; and

    —
    changes in our operating expenses.

        Some of our operating expenses are relatively fixed in the short term. As a result, we may be unable to reduce our expenses quickly enough to offset any unexpected revenue shortfall, which could have a material adverse effect on our business, operating results, and financial condition.

        Due to all of the foregoing factors and the other risks discussed in this section, quarter-to-quarter comparisons of our operating results as an indication of future performance may not be appropriate. It is possible that in some future periods our quarterly operating results may fall below the expectations of public market analysts and investors. In such event, the price of our common stock is likely to fall, perhaps substantially.

General economic conditions have and may continue to impact our operations negatively.

        A broad-based recession can cause business and individual customers to delay, or forego entirely, investments in value-added business information products such as ours. Similarly, companies often drastically reduce advertising expenditures in an economic downturn. Thus, a recession in the United

States may have a material adverse effect on each of our revenue streams. The general slowdown in the economy has caused businesses to reduce discretionary spending in areas such as advertising and with business information providers as well as caused business failures among existing customers. We have experienced a significant reduction in our advertising business for more than a year as a result of this general slowdown.

Our failure to increase the number of our subscribers significantly or retain our current subscribers would adversely affect our business.

        Subscription revenue represented 79% of our total revenue for the six months ended September 30, 2002, and 66% of our total revenue for the six months ended September 30, 2001. Our future success is highly dependent on continuing to attract companies and businesspeople who are willing to subscribe to online business information services. We believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services will help attract visitors and subscribers. Our operating results and financial condition may be materially and adversely affected, if we:

    —
    fail to generate sufficient unique visitors to Hoover's Online;

    —
    fail to generate sufficient leads from such unique visitors; and

    —
    fail to convert such leads to subscription sales.

        Our operating results and financial condition may also be materially and adversely affected, if the market for individual and multi-seat enterprise subscription-based online business information services develops more slowly than we expect, or if our efforts to attract new subscribers are not cost-effective.

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

We are evaluating and adjusting the services, features and products that we offer to our subscribers and the associated prices of these products. Our adjusted products and service offerings and prices may not be attractive to our existing subscribers or potential new subscribers.

        We routinely evaluate existing features offered on Hoover's Online, and the various levels of access and associated prices that we offer to subscribers. This evaluation led to a price increase effective March 1, 2002. We will also continue to evaluate and may invest resources in the development of new features for use on Hoover's Online, as well as for licensing to third parties. These potential costs may be required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. We will continue to spend a significant amount of time and resources evaluating and adjusting our current product offerings, as well as developing potentially new online content, features and tools. We intend to use our marketing activities in order to publicize our new product offerings and to attract new visitors to Hoover's Online.

        There can be no guarantee that our revised product offerings, adjusted prices and potential new content, features and tools, as well as the associated marketing activities and expenditures, will increase or maintain our overall number of subscribers or audience, increase or maintain our retention rates or increase or maintain our total revenue derived from our service offerings and content. Our business, operating results and financial condition may be materially and adversely affected if we experience difficulty in attracting new subscribers or audiences to our new service offerings, or if we experience increased cancellations from existing subscribers or erosion of our existing audience.

Continued deterioration of the market for advertising, particularly online advertising, or our failure to provide a successful online advertising and e-commerce environment would adversely affect our business.

        For more than a year, the markets for various types of online advertising have experienced significant declines. If this trend continues, our revenues from advertising could be materially adversely affected. Advertising and e-commerce represented 13% of our revenues for the six months ended September 30, 2002. If advertisers perceive the online medium in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, and radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards to measure the effectiveness of online advertising on the Internet continue to evolve. If new standards emerge and we are unable to offer advertisers effective advertising options as measured by these new standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise significantly online. Our business, operating results, and financial condition would be further materially and adversely affected if the market for advertising continues to decline or recovers more slowly than expected.

        Different pricing models are used to sell advertising online. Prevalent pricing models consist of cost per thousand impressions (CPM), cost per placement and e-commerce or transaction share. If our base audience decreases, we may have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we do not attract a sufficiently large audience willing to purchase from our advertisers, our revenues generated from advertisements sold under this model will decrease. In addition, there has been an increased emphasis on performance-based advertising where pricing is based on the ability to deliver leads, sales or traffic and a move away from CPM pricing. We cannot assure you that we will be able to effectively deploy the necessary technology or deliver appropriate inventory to successfully produce targeted advertising in a competitive environment. Any failure to do so could have a material adverse effect on our ability to compete in the Internet advertising market.

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

        It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third parties to provide these measurement services. If these third parties were unable to provide these services in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. Companies may not advertise on our Web sites or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

Seasonality has an affect on our business.

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

        We sell CD-ROMs and print products, containing company information, under the name "Hoover's Business Press." This business, like our other businesses, is subject to a variety of risks, including movement from print products to an online service provider, seasonality, general economic conditions, ability to attract and retain customers, competition from other CD-ROM, print, electronic providers, the price for paper, and ability to reach agreements with content providers and distributors for our CD-ROM and print products.

We depend on brand awareness to grow our business.

        The future success of Hoover's will depend, in part, on our ability to increase our brand awareness. In order to build brand awareness, we must succeed in our marketing efforts and provide high-quality services. Our ability to increase subscription and advertising revenues from our Web site will depend in part on the success of our marketing campaigns and marketing relationships with other Web sites to promote our brand. If our marketing efforts and/or marketing relationships with third parties are unsuccessful, we cannot increase our brand awareness, or the integrity of our brand is impaired, our business, operating results, and financial condition may be materially and adversely affected.

Our business could be materially adversely affected if we were to lose our existing marketing relationships or fail to gain additional strategic relationships.

        To expand our audience, we have entered into relationships to integrate customized versions of our company information into frequently visited and well known Web sites and services, such as FORTUNE.com, Yahoo! and The Microsoft Network. In addition, we have entered into relationships with search engines and their agents, such as Google and Overture, to expand our audience. Each of these type relationships may provide links back to Hoover's Online. The success of each of our marketing relationships depends in part on the amount of increased viewer traffic we receive from that organization's Web site. These relationships may not generate the number of new visitors or sales leads that we expect. Termination of our marketing relationships may decrease the number of visitors to our Web site, which may adversely affect our revenues.

We cannot predict the size or viability of the online information services market.

        The market for our online business information services is evolving. As is typical of an evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. Because of these factors, it is difficult to predict the future growth rate, if any, and size of this market. We cannot assure you that the market for our online business information services will continue to develop. If the use of online business information services fails to continue to grow, our ability to establish other online services could be materially and adversely affected. In addition, we may extend our online business information services model to additional segments of business information. We cannot assure you that we will be successful in our efforts.

Our markets are highly competitive and such competition could materially and adversely affect our business.

        The market for business information in general, and for the online services and tools offered on Hoover's Online in particular, is highly competitive. Many Web sites and business information providers compete for the attention and spending of businesspeople and advertisers. We expect this competition to continue to increase. We compete for subscribers, visitors, licensing customers, advertisers, and content providers with many types of companies, such as:

    —
    subscription business information aggregators and providers, such as Dialog, Factiva, LexisNexis, OneSource and The Wall Street Journal Interactive Edition;

    —
    Web sites focused on business audiences, such as CBS MarketWatch, Forbes and The Wall Street Journal Interactive Edition;

    —
    providers of company information, such as Dun & Bradstreet, InfoUSA, Market Guide (a division of Multex) and Standard & Poor's;

    —
    providers of proprietary business information, such as Bloomberg Business News; and

    —
    free Web-based information providers such as Google, Yahoo! and The Microsoft Network.

        We also compete with a number of organizations with which we have other business relationships, such as AOL Time Warner, Bloomberg, Dun & Bradstreet, Factiva, LexisNexis, The Microsoft Network, Yahoo! and Multex. We formed the relationships with these organizations in order to increase the size of our audience by introducing Hoover's Online to a greater number of people. If these entities view us as a substantial competitive threat, they may not renew any strategic relationship agreements currently in place and our audience and revenues may decrease. Alternatively, we may choose not to renew the agreements for competitive reasons, which may have a negative impact on our revenues.

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

        We have experienced growth in our operations and plan to pursue growth opportunities in our core business of subscriptions. This growth may place a significant strain on our managerial, operational, and financial resources. We may need to continue to upgrade or improve our operational and financial systems and managerial controls and procedures. Our future success will also depend on our ability to expand, train, and manage our workforce, in particular our sales personnel. We will also need to maintain close coordination among our technical, accounting, finance, legal, marketing, sales, and editorial personnel. If we are unable to accomplish any of these objectives, our business, operating results, and financial condition could be materially adversely affected.

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

    —
    acquisitions may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

    —
    we may not be able to integrate successfully the services, content, products and personnel of any acquisition into our operations;

    —
    we may be required to incur debt or issue debt or equity securities, which may be dilutive to existing stockholders, to pay for acquisitions. We also may be required to assume debt or contingent liabilities, record goodwill and/or other intangibles that may be subject to a future impairment, or write off in-process research and development or other acquisition-related expenses; and

    —
    we may not derive the intended benefits of any acquisition and we may lose all or some portion of our investment.

We may experience capacity constraints or system failures that could damage our business.

        If Hoover's or third-party systems cannot be expanded to support increased demand or fail to perform effectively, we could experience:

  •
  disruptions in service;

  •
  inability to deliver services as purchased;

  •
  slower response times;

  •
  reduced customer satisfaction;

  •
  inability to properly bill the credit cards of or invoice our subscribers;

  •
  delays in the introduction of new products and services; or

  •
  vulnerability to raids (including denial of service attacks) by third parties,

any of which could impair our reputation, damage the Hoover's brand, and materially adversely affect our business, operating results and financial condition.

        Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our technology infrastructure. Even though we have developed a redundant infrastructure to protect our systems and operations, they are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, failure to adequately document the operation of software and hardware systems and procedures, computer viruses, intentional acts of vandalism and similar events. If our third-party hosting facility, also located in Austin, Texas, suffered substantial defects, errors, disaster, or financial hardship, or if the City of Austin experienced a catastrophic event, our business may suffer significant losses. We are currently evaluating additional hosting facilities to complete our full redundancy plan. Sufficient business interruption insurance to compensate for losses that could occur for any of these risks may not be sufficient to cover a loss.

        We are increasingly relying on "open source" software for developing new functionality. Such software is not provided with a manufacturer's warranty. We support such software with internal resources as well as with third parties, but cannot assure you that these precautions are sufficient to prevent an adverse effect on our operations.

        Some of our subscribers have been subjected to "pop-up" advertisements while using our service that were generated by third parties. Such subscribers may incorrectly assume that the advertisements were provided by our service and, if so, may terminate use of our service. Our systems will not be able to detect and block all such advertisements and their potentially negative impact on subscriptions.

We may be subject to legal claims in connection with the content we publish and distribute and our use of software licenses for our Web site.

        We may be subject to claims for defamation, negligence, libel, copyright or trademark infringement based on other theories relating to the information we publish on our Web site, on the Web sites of others with whom we license or co-brand our products, or in our books. These types of claims have been brought, sometimes successfully, against online services, as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from Hoover's Online through links to other Web sites. In addition, we could be subject to claims for software license infringement based on the software and other technologies that we utilize on our Web site. We do not currently carry insurance that protects us against these types of claims. Any claim, with or without merit, could be costly to defend and could result in a diversion of management attention.

Concerns regarding security of transactions and transmitting confidential information over the Internet may negatively affect our revenues.

        We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents many potential customers, especially those outside of the U.S., from engaging in online transactions. We are conducting a third-party audit of our security systems. Our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses, or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. As e-commerce becomes more prevalent, our audience may become more concerned about security. If we do not adequately address these concerns, our business, operating results and financial condition could be materially adversely affected.

The loss of any of our key personnel or our failure to attract additional personnel could have a material and adverse effect on our business.

        Our future success will depend, in substantial part, on the continued service of our senior management, particularly Jeffrey R. Tarr, our Chairman, Chief Executive Officer and President. We have entered into employment agreements with Mr. Tarr, and Russell Secker, Executive Vice President—Marketing, but either may terminate his employment with us upon 30 days' prior written notice pursuant to the terms of their employment agreements. No other member of our senior management has entered into an employment agreement with us, other than agreements providing for severance payments in the event of termination other than for cause or termination following a change in control. We do not maintain key-person life insurance on any of our employees. The loss of the services or breach of confidentiality of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continued ability to attract, retain and motivate highly qualified sales, technical, customer support, financial and accounting and managerial personnel that meet our employment and ethical standards. There is competition for these qualified personnel, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we may continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

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

        Because we license some data and content from third parties, our exposure to copyright infringement actions may increase. We rely upon these third parties to warrant the origin and ownership of licensed content. We generally obtain representations of the origins and ownership of licensed content and generally obtain indemnification to cover any breach of any representations. However, we cannot assure you that these representations will be accurate or that indemnification will be sufficient to provide adequate compensation for any breach of these representations.

        We cannot assure you that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our internally developed intellectual property or licenses or content from third parties. Due to the global nature of the Internet, we may be subject to such claims asserted under the laws of foreign countries, which may differ substantially from the United States'

laws. Any future assertions or prosecutions could materially adversely affect our business, operating results and financial condition. Any claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to introduce new content or trademarks, develop non-infringing technology, or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event a claim of infringement is successful and we fail or are unable to introduce new content, develop non-infringing technology or license the infringed or similar technology on a timely basis, our business, operating results and financial condition could be materially and adversely affected.

Our common stock price is volatile and could fluctuate significantly.

        The trading price of our stock has been and may continue to be subject to wide fluctuations. During the six month period ended September 30, 2002, the closing sale prices of our common stock on the NASDAQ ranged from $4.35 to $6.845 per share. The closing price on October 29, 2002 was $5.29 per share. Our stock price may fluctuate in response to a number of events and factors, such as:

    —
    quarterly variations in operating results;

    —
    announcements of new products, technology or strategic relationships by us or our competitors;

    —
    changes in our financial estimates and recommendations by securities analysts; and

    —
    the operating and stock-price performance of other companies that investors may deem comparable.

        As of September 30, 2002, we had 15,421,779 shares of common stock outstanding, net of treasury shares owned. Of this total, our five largest shareholders own approximately 47%. In addition, the directors and officers as a group own approximately 6%. This concentration of ownership tends to reduce the trading volume of our shares. The average daily trading volume for the six-month period ended September 30, 2002, was approximately 28,000 shares. In addition, trading by these shareholders, individually or collectively may cause a significant fluctuation in our share price.

        As of September 30, 2002, holders of 979,741 shares acquired pursuant to our acquisition of Powerize.com, Inc., in were subject to Rule 144 restrictions, which lapsed on August 1, 2002. Of these shares, 269,622 have additional company-imposed restrictions that will lapse on November 1, 2002. The remaining 710,119 of these shares have additional company-imposed restrictions that will lapse on January 28, 2003. With the lapse of the company imposed restrictions, these shares become freely tradable. If these shareholders elect to sell, it could negatively affect our share price, given our low historical trading volume.

        Activity, or the lack of activity with regard to the repurchase of shares by the Company, may contribute to fluctuations in our stock price. Share repurchases by the Company over time may have the impact of reducing the number of shares in the public float.

        Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

        In addition, the stock markets in general, have experienced extreme volatility. These broad market and industry fluctuations, combined with the other factors identified may contribute to volatility and adversely affect the price of our common stock, regardless of our operating performance.

        Future sales of our common stock may depress our stock price and might make it more difficult for us to sell equity securities in the future at a time and price that we otherwise might deem appropriate.

If we cannot keep pace with rapidly changing technology and the demands of our customers, we may be unable to enhance our existing services or introduce new services.

        The market in which we operate is characterized by rapidly changing technology, evolving industry standards, frequent new service announcements, introductions and enhancements, and evolving customer demands. The nature of the Internet and the electronic distribution of business information, including distribution through wireless channels and products, Enterprise Information Portals (EIP) and corporate intranets, exacerbate these market characteristics. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the performance, features and reliability of our services in response to both evolving customer demands and competitive service offerings.

        Our inability to adapt successfully to these changes in a timely manner or the failure of our new service announcements, introductions or enhancement to operate properly upon implementation could have a material and adverse effect on our business, operating results and financial condition. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new services. Any enhancements to existing services will involve implementation risks and, once correctly implemented, may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. If we are unable, for technological or other reasons, to develop and introduce new services or enhancements to existing services in a timely manner or in response to changing market conditions or customer requirements, or if our services or enhancements contain defects or do not achieve a significant degree of market acceptance, our business, operating results and financial condition would be materially adversely affected.

We depend on the continued growth in use and efficient operation of the Internet.

        The online information market is evolving. Our business would be materially adversely affected if online usage does not continue to grow or grows slower than anticipated. Our audience depends on Internet Service Providers, online service providers, corporate networks, and other Web site operators for access to our Web site. Significant outages of these services could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. In addition, obtrusive "pop-up" advertisements and e-mail "spam" may negatively impact the growth in use of the Internet. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results, and financial condition. Internet communications may experience delays that can impact user experience. Some of our users using third-party Internet Service Providers for Internet access have experienced delays that are beyond our control to alleviate.

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

        The laws governing the Internet in general remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and to the electronic distribution of business information in particular. For example, some of the companies that we report on have claimed that our purchase of search results containing their company name constitutes a form a trademark infringement. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material adverse effect on our business, operating results and financial condition.

        In addition, the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure. The costs of communicating on the Internet could increase substantially, potentially adversely affecting the growth of the Internet.

        Further, due to the global nature of the Internet, it is possible that, although transmissions relating to our services originate in the State of Texas, governments of other states, the United States or foreign countries might attempt to regulate our service or levy sales or other taxes on our activities. In Texas, sales of goods over the Internet are taxed the same as sales of personal property through traditional channels. As a result, Internet companies based in Texas, like Hoover's, may be at a competitive disadvantage to Internet companies based outside of Texas with respect to sales to Texas-based customers. We cannot assure you that violations of local or other laws will not be alleged or charged by governmental authorities, that we might not unintentionally violate these laws or that in the future these laws will not be modified or new laws enacted. In addition, the passage of the Sarbanes-Oxley Act of 2002 and other new regulations of corporate governance will increase our operating costs. Any of the above developments could have a material adverse effect on our business, operating results, and financial condition.

New laws and regulations affecting corporate governance may impede our ability to attract and retain competent board members, a chief executive officer, and a chief financial officer.

        On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and toughen penalties for securities fraud. In addition, the SEC and NASDAQ are considering adopting new rules and regulations with a similar purpose. This Act and the proposed new rules and regulations will likely have the effect of increasing the complexity and cost of our company's corporate governance, which may increase the risk of personal liability for our Board members, chief executive officer, chief financial officer and other executives involved in the governance process. As a result, we may be required to change the composition of Board committees, such as the Audit committee and it may become more difficult to attract and retain Board members, a chief executive officer, a chief financial officer and/or other executives involved in the governance process.

We may not be able to generate attractive returns on our cash and short-term investments.

        As of September 30, 2002, we had $35.8 million of cash, cash equivalents and short-term investments and are currently generating positive cash flow. To date, interest income has been a significant contributor to net income. With declining interest rates, we may not be able to generate attractive returns on our cash and short-term investments, which could negatively affect our profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Cash, cash equivalents, and short-term investments are sensitive to changes in the general level of U.S. interest rates and general health of the economy. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

    —
    obligations of the U.S. government and its agencies;

    —
    investment-grade state and local government obligations;

    —
    commercial paper and master notes of corporations rated A1 or P1 by Moody's or the Standard & Poor's equivalents;

    —
    bonds and auction rate securities of corporations rated A3/A- by Moody's or the Standard & Poor's equivalents; and/or

    —
    money market funds, deposits, or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net-worth requirements with maturities of less than two years.

        As of September 30, 2002, our cash and cash equivalents consisted primarily of demand deposits, money market accounts, commercial paper, and market auction preferreds issued by large institutions. Our short-term investments were invested in commercial paper, corporate notes, corporate bonds and medium-term notes issues by large institutions and U.S. government agencies. Such short-term investments have an average maturity of less than one year from September 30, 2002. A 1% decrease in market rates would likely reduce our annual interest income by approximately $350,000, but we do not expect it would materially affect the fair value of these instruments. Due to the nature of our investments, we have concluded that we do not have material market risk exposure. We cannot assure you that certain investments will not fall below the minimum standards of our investment policy and could go into default, causing us to realize a loss.

        Hoover's had capital leases and assumed capital lease and shareholder obligations as part of the Powerize.com acquisition, which resulted in the risk that interest expense or the fair value of capital lease obligations might be impacted by changes in market interest rates. However, market risks associated with these obligations were not significant and these obligations were retired in the fiscal year ended March 31, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14[c] and 15d-14[c] under the Securities Exchange Act of 1934) as of a date within 90 days of our filing of this quarterly report on Form 10-Q (referred to as the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure the timely collection, evaluation and disclosure of information relating to us and our consolidated subsidiaries, if any, that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Changes in Internal Controls

        There were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the Evaluation Date. No significant deficiencies or material weaknesses were identified in the evaluation of our internal controls and therefore no corrective actions have been taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On November 15, 2001, and as of the date of this filing, a putative shareholder class action lawsuit was filed against Hoover's, certain of our current and former officers and directors, and one of the investment banks that was an underwriter of our July 1999 initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York and purport to be class actions filed on behalf of purchasers of our stock during the period from July 20, 1999, through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. Hoover's and our current and former officers and directors intend to vigorously defend the actions. The action is being coordinated with more than 300 other nearly identical actions filed against other companies. In October 2002, Plaintiffs offered our named officer and named director a tolling agreement by which these two defendants could be dismissed from the lawsuit without prejudice. The offer was accepted by the named officer and named director.

        On June 14, 2002, Lori Ricci-Sioson, a former employee who was terminated on September 18, 2001, filed a Plaintiff's Original Petition against Hoover's, Inc. In this Petition, Ms. Sioson alleged four causes of action against the Company: (1) Sexual Harassment/Gender Discrimination under Texas Labor Code Sec. 21.051; (2) Retaliation by Adverse Employment Decision; (3) Retaliation by Wrongful Termination under Texas Labor Code; and (4) Breach of Contract. The Company filed an Original Answer to this lawsuit. No discovery has been undertaken by the Parties as of September 30, 2002. The Company intends to vigorously defend this lawsuit.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        We held our Annual Stockholders' Meeting on September 5, 2002 in Austin, Texas. At that meeting, three proposals were submitted to a vote of our stockholders of record as of July 10, 2002 (a total of 15,311,317). Proposal 1 was to elect 2 Class II directors to serve until the Annual Meeting of Stockholders in 2005, or in each case until their successors have been elected and qualified. Proposal 2 was to approve an amendment to our 1999 Employee Stock Purchase Plan increasing the number of shares of our common stock subject to issuance under this Plan by 150,000. Proposal 3 was to ratify the appointment of Ernst & Young LLP as the Company's independent auditors of our company for the Fiscal Year ending March 31, 2003.

PROPOSAL		VOTES FOR	VOTES AGAINST	ABSTAIN/WITHHELD
1.	Election of Directors
	William S. Berkley Class II	12,612,551	0	79,497
	Gary E. Hoover Class II	12,451,448	0	240,600
2.	Amendment of 1999 Employee Stock Purchase Plan	12,502,407	145,564	44,077
3.	Appointment of Ernst & Young LLP as independent auditors	12,529,863	125,583	36,602

        All three proposals were passed by the stockholders.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

        On August 14, 2002, Jeffrey R. Tarr, Chairman, Chief Executive Officer and President of Hoover's, Inc. (the "Company") and Lynn Atchison, Senior Vice President and Chief Financial Officer of the Company, each furnished to the Securities and Exchange Commission personal certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOVER'S, INC
November 5, 2002 Date	/s/ JEFFREY R. TARR Jeffrey R. Tarr Chief Executive Officer and President (Principal Executive Officer)
November 5, 2002 Date	/s/ LYNN ATCHISON Lynn Atchison Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER REGARDING FACTS
AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

        I, Jeffrey R. Tarr, the Chief Executive Officer of Hoover's, Inc., state that to the best of my knowledge:

  a)
  This 10-Q for the second quarter of Hoover's, Inc.'s fiscal year 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

  b)
  The information contained in this 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ JEFFREY R. TARR
November 5, 2002

STATEMENT UNDER OATH OF CHIEF FINANCIAL OFFICER REGARDING FACTS
AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

        I, Lynn Atchison, the Chief Financial Officer of Hoover's, Inc., state that to the best of my knowledge:

  a)
  This 10-Q for the second quarter of Hoover's, Inc.'s fiscal year 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

  b)
  The information contained in this 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ LYNN ATCHISON
November 5, 2002

I, Jeffrey R. Tarr, the Chief Executive Officer of Hoover's, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hoover's, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of out most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY R. TARR
November 5, 2002

I, Lynn Atchison, the Chief Financial Officer of Hoover's, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hoover's, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of out most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LYNN ATCHISON
November 5, 2002