Form 10-Q
period 2002-12-31
HOOVERS INC
filed 2003-02-03
CIK 1036584

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                    FORM 10-Q
   (Mark One)
   [GRAPHIC OMITTED]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the quarterly period ended December 31, 2002

                                       OR
   [GRAPHIC OMITTED]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                        Commission file number: 000-26097
                     -----------------------------------

                                 HOOVER'S, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                       74-2559474
                   (STATE OR OTHER                  (I.R.S. EMPLOYER
                   JURISDICTION OF                   IDENTIFICATION
                   INCORPORATION OR                     NUMBER)
                    ORGANIZATION)

                   5800 AIRPORT BOULEVARD, AUSTIN, TX 78752
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (512) 374-4500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                 -------------------------------------------



                         ---------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). /X/ Yes |_| No

     As of December 31, 2002, the registrant had 15,628,570 shares of common stock outstanding, net of treasury stock.

                                  HOOVER'S INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                DECEMBER 31, 2002

                                TABLE OF CONTENTS



                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                --------

PART I.      FINANCIAL INFORMATION

ITEM 1       Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets as of December 31, 2002,
                  and March 31, 2002                                                               2

             Consolidated Statements of Operations for the
                  three and nine months ended December 31, 2002 and 2001                           3

             Consolidated Statements of Cash Flows for the
                  nine months ended December 31, 2002 and 2001                                     4

             Notes to Consolidated Financial Statements                                            5

ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              9

ITEM 2A      Risk Factors                                                                         17

ITEM 3       Quantitative and Qualitative Disclosures About
                  Market Risk                                                                     27

ITEM 4       Controls and Procedures                                                              27


PART II.     OTHER INFORMATION

ITEM 1       Legal Proceedings                                                                    28

ITEM 2       Changes in Securities and Use of Proceeds                                            28

ITEM 3       Defaults Upon Senior Securities                                                      28

ITEM 4       Submission of Matters to a Vote of Securities
                           Holders                                                                28

ITEM 5       Other Information                                                                    28

ITEM 6       Exhibits and Reports on Form 8-K                                                     28

SIGNATURES                                                                                        30

CERTIFICATIONS                                                                                    31

PART I:     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                 HOOVER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  DECEMBER 31, 2002       MARCH 31, 2002
                                                                                ---------------------   ------------------
                                                                                     (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                                          $22,618                $17,558
  Short-term investments                                                              16,150                 15,233
                                                                                ------------------------------------------
  Cash, cash equivalents and short-term investments                                   38,768                 32,791
  Accounts receivable, less allowance for doubtful accounts of $312 and
   $250 at December 31, 2002, and March 31, 2002, respectively                         1,591                  2,726
  Book inventory, less allowances for excess and obsolete inventory of
   $18 and $23 at December 31, 2002, and March 31, 2002, respectively                    180                    156
  Prepaid expenses and other current assets                                              555                    471
                                                                                ------------------------------------------

Total current assets                                                                  41,094                 36,144
Fixed assets:
  Furniture and fixtures                                                               1,432                  1,429
  Computer and office equipment                                                        7,181                  6,597
  Capitalized web site development costs                                               1,076                  1,016
  Leasehold improvements                                                               1,353                  1,329
                                                                                ------------------------------------------

                                                                                      11,042                 10,371
  Less accumulated depreciation                                                      (8,128)                (6,229)
                                                                                ------------------------------------------

Fixed assets, net                                                                      2,914                  4,142
Intangible assets, net                                                                    28                     65
Other assets                                                                              17                     17
                                                                                ------------------------------------------

Total assets                                                                         $44,053                $40,368
                                                                                ==========================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable and commissions                                                      $898                 $1,042
  Accrued employee liabilities                                                         1,213                    980
  Accrued expenses                                                                     2,474                  2,460
  Deferred revenue                                                                     9,402                  7,853
                                                                                ------------------------------------------

Total liabilities                                                                     13,987                 12,335

Stockholders' equity:
  Common stock, $ 01 par value, 50,000,000 shares authorized, 16,227,924 and
15,869,695 shares issued at December 31, 2002, and March 31,
  2002, respectively                                                                     162                    159
  Preferred stock, $ 01 par value, 10,000,000 shares authorized, no shares
  issued at December 31, 2002, and March 31, 2002, respectively                            -                      -
  Additional paid-in capital                                                          96,853                 96,037
  Unearned stock compensation                                                              -                  (107)
  Accumulated other comprehensive income                                                 (5)                      -
  Accumulated deficit                                                               (65,604)               (66,716)
  Treasury stock at cost -- 599,354 shares at December 31, 2002, and
  March 31, 2002, respectively                                                       (1,340)                (1,340)
                                                                                ------------------------------------------

Total stockholders' equity                                                            30,066                 28,033
                                                                                ------------------------------------------
Total liabilities and stockholders' equity                                           $44,053                $40,368
                                                                                ==========================================



SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                    DECEMBER 31,                           DECEMBER 31,
                                                         --------------------------------    -------------------------------
                                                               2002               2001             2002                2001
                                                              -----              -----            -----               -----

Revenues:
  Subscriptions                                              $6,946             $5,309          $19,348             $15,693
  Advertising and e-commerce                                    766              1,501            2,754               4,550
   Licensing and syndication                                    475                717            1,355               2,483
  CD-ROM and print, net                                         393                360              853                 828
                                                         -------------------------------------------------------------------

Net revenues                                                  8,580              7,887           24,310              23,554
  Cost of revenues                                          (2,035)            (2,511)          (6,533)             (8,127)
                                                         -------------------------------------------------------------------

Gross profit                                                  6,545              5,376           17,777              15,427

Expenses:
  Product development                                           555                368            1,506               1,842
  Sales and marketing                                         2,635              2,406            7,381               6,939
  General and administrative                                  3,191              2,708            8,258              10,230
  Amortization and impairment of goodwill
      and intangibles                                            12                 12               37               6,238
  Non-cash compensation                                          33                 66              107                 507
                                                         -------------------------------------------------------------------
Total expenses                                                6,426              5,560           17,289              25,756
                                                         -------------------------------------------------------------------

Operating income (loss)                                         119              (184)              488            (10,329)
Interest income                                                 199                226              624                 915
Interest expense                                                  -                (1)                -                (26)
Gain (loss) on  investments                                       -                 81                -             (2,428)
                                                         -------------------------------------------------------------------

Net income (loss)                                              $318               $122           $1,112           $(11,868)
                                                         ===================================================================

Basic earnings (loss) per share                               $0.02              $0.01            $0.07             $(0.77)
                                                         ===================================================================

Diluted earnings (loss) per share                             $0.02              $0.01            $0.07             $(0.77)

Shares used in computation of earnings (loss) per share:
Basic                                                    15,515,823         15,241,091       15,383,127          15,339,607
Diluted                                                  16,378,466         15,714,390       16,194,751          15,339,607


SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                        ----------------------------
                                                                                           2002                 2001
                                                                                          -----                -----

Operating activities
Net income (loss)                                                                        $1,112            $(11,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                            1,899                2,373
  Impairment of goodwill and intangibles                                                      -                5,807
Amortization of intangibles                                                                  37                  432
  Amortization of unearned stock compensation                                               107                  507
Non-cash write down of software                                                               -                  730
  Provision for doubtful accounts                                                           650                  561
  Impairment of strategic investments                                                         -                2,509
 Gain on sale of investments                                                                  -                 (81)

Changes in operating assets and liabilities:
   Accounts receivable                                                                      485                  911
   Inventories                                                                             (24)                 (80)
   Prepaid expenses and other assets                                                       (84)                (115)
   Accounts payable and commissions                                                       (144)              (1,017)
   Accrued expenses and employee liabilities                                                247                  585
   Deferred revenue                                                                       1,549                1,947
                                                                                        ----------------------------
Net cash provided by operating activities                                                 5,834                3,200

Investing activities
Purchases of fixed assets                                                                 (671)                (923)
Sale (purchases) of short-term investments                                                (922)                   50
                                                                                        ----------------------------
Net cash used in investing activities                                                   (1,593)                (873)

Financing activities
Purchase of treasury stock                                                                    -                (734)
Payments on notes payable                                                                     -              (1,014)
Payments on capital leases                                                                    -                 (25)
Net proceeds from capital stock transactions                                                819                  110
                                                                                        ----------------------------
Net cash provided by (used in) financing activities                                         819              (1,663)

 Change in cumulative translation adjustment                                                  -                 (32)
Increase in cash and cash equivalents                                                     5,060                  632
Cash and cash equivalents at beginning of period                                         17,558               30,533

Cash and cash equivalents at end of period                                               22,618               31,165
                                                                                        ----------------------------
Supplemental Disclosure:
Cash and cash equivalents at end of period                                               22,618               31,165

Increase in short term investments, net                                                     917                    -
Short-term investments at beginning of period                                            15,233                    -
Short-term investments at end of period                                                  16,150                    -
                                                                                        ----------------------------
Cash, cash equivalents and short-term investments at end of period                      $38,768              $31,165
                                                                                        ----------------------------

SEE ACCOMPANYING NOTES.

                                 HOOVER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The interim financial statements for the three and nine months ended December 31, 2002 and 2001, and the balance sheet at December 31, 2002, have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. All material intercompany accounts and transactions have been eliminated in consolidation.

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


                                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     DECEMBER 31,             DECEMBER 31,
                                                                 ---------------------------------------------
                                                                     2002        2001        2002         2001
                                                                 ---------------------------------------------

   Net income (loss) available to common shareholders                $318        $122      $1,112    $(11,868)

   Weighted average shares outstanding, basic                      15,516      15,241      15,383       15,340
   Dilutive effect of employee stock options and warrants             862         473         812            -
                                                                 ---------------------------------------------

   Adjusted weighted average shares outstanding, diluted           16,378      15,714      16,195       15,340

   Net income (loss) per share
   Basic                                                            $0.02       $0.01       $0.07      $(0.77)
   Diluted                                                          $0.02       $0.01       $0.07      $(0.77)


3.    RECLASSIFICATIONS

      Reclassifications have been made to the prior year financial statements to conform to the current year presentation.

4.    CAPITAL STOCK AND STOCK PLANS

      During the quarters ended December 31, 2002 and 2001, $33,000 and $66,000 were recognized as non-cash compensation expense, respectively. As of December 31, 2002, there was no remaining unearned stock compensation.



5.    STOCK BUYBACK

      In December 2000, Hoover's received Board approval of a plan to buy back up to 10% of the approximately 15 million outstanding shares of its common stock. No shares were repurchased in the nine months ended December 31, 2002. From the inception of the program through December 31, 2002, 449,354 shares have been repurchased, at an average price of $2.65, bringing the total number of treasury shares to 599,354 at an average price of $2.24.

6.    BUSINESS COMBINATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

      Hoover's recorded $25.5 million in goodwill and other intangibles related to its purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, the Company determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of fiscal 2001. Subsequent events involving the decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment. As a result, the Company further reduced the carrying amount of these intangible assets in the first fiscal quarter of 2002. In addition to recording $407,000 of amortization expense in the June 2001 quarter, the Company recorded an impairment charge of $5.8 million during that quarter to write down the goodwill and other intangibles. As of March 31, 2002, the Company had no remaining goodwill. The Company recognized $12,000 in amortization expense, related to intangibles, during the quarters ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had $28,000 of net intangibles.


7.    COMPREHENSIVE INCOME (LOSS)

      The Company's comprehensive income (loss) is composed of net income (loss) and unrealized gains and losses on short-term investments held as available-for-sale investments. The following table presents the calculation of comprehensive income (loss) (in thousands):


                                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                          DECEMBER 31,              DECEMBER 31,
                                                                      -----------------------------------------------
                                                                         2002        2001        2002           2001
                                                                      -----------------------------------------------

       Net income (loss)                                                 $318        $122      $1,112      $(11,868)
       Unrealized gain (loss) on short-term investments                   (7)           -         (5)              -
                                                                      -----------------------------------------------
       Total comprehensive income (loss)                                 $311        $122      $1,107      $(11,868)
                                                                      ===============================================


8.    RELATED PARTY TRANSACTIONS

      Hoover's purchases certain information included in its databases from Media General Financial Services, a subsidiary of a stockholder of the Company. Hoover's paid approximately $77,000 and $46,000 during the quarters ended December 31, 2002 and 2001, respectively, for this information. Hoover's had outstanding amounts payable of approximately $74,000 and $59,000 at December 31, 2002 and 2001, respectively, to Media General Financial Services.

      Hoover's entered into a strategic agreement with Fortune, a subsidiary of a stockholder of the Company, during fiscal year 2001, to collaborate on online content integration, subscriptions, advertising and e-commerce initiatives. The strategic agreement obligates Fortune to spend $250,000 per fiscal year with the Company, while the Company is obligated to spend $750,000 per fiscal year with Fortune and/or its related entities through March 31, 2003. This agreement was subsequently modified, allowing Hoover's to potentially defer up to $250,000 of its obligation into fiscal year 2004. Hoover's recorded advertising and e-commerce revenue of approximately $53,000 and $6,000 for the quarters ended December 31, 2002 and 2001, respectively, under this agreement. Additionally, Hoover's paid $170,000 and $5,000 in the quarters ended December 31, 2002 and 2001, respectively, for advertising and marketing services from AOL Time Warner, under this agreement. This agreement terminates upon a change in control of Hoover's after applicable notice is provided.



      Hoover's has a strategic agreement, entered into during fiscal year 2001 and modified in fiscal 2002 with 10-K Wizard, a company in which Hoover's holds a minority equity interest. The modified agreement provides for fee-based delivery of 10-K Wizard content on Hoover's Online, as well as cross-marketing agreements to sell subscriptions to the respective services. For the quarters ended December 31, 2002 and 2001, Hoover's paid approximately $29,000 and $8,000, respectively, under this agreement.

      Hoover's has a commitment from Knowledge Universe, a stockholder of the Company, entered into during fiscal year 2000, to purchase at least $2.0 million of advertising, subscriptions, sponsorships, content licensing or other services through September 2003 at fair value prices at the time of the purchases. Hoover's has recognized a total of $1.1 million in revenue under this agreement, but recognized no revenue from this commitment in the quarters and nine-month periods ended December 31, 2002 and 2001, respectively. Hoover's can provide no assurance that Knowledge Universe will purchase the remainder of these services within the contractual period. Even if these services are purchased, Hoover's can provide no assurance that it will be successful in collecting any amounts due.

9.    CAPITALIZED WEB SITE DEVELOPMENT COSTS

      During the fiscal year ended March 31, 2001, Hoover's invested a total of $1.8 million in systems to support its subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on Hoover's Online. These costs primarily included third-party licenses and outside consulting. These costs were required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. As the projects were completed during the quarter ended December 31, 2000, the Company began amortizing $1.1 million in costs over the estimated useful life of two years. The remaining balance of $730,000 related to design work for a more elaborate e-commerce transaction engine. In the quarter ended September 30, 2001, the Company evaluated the return associated with the completion of this project and determined that the future costs associated with this project were not justified and wrote off these remaining costs. During the quarters ended December 31, 2002 and 2001, Hoover's recognized $127,000 and $103,000, respectively, of amortization expense associated with these costs. Amortization expenses as well as the prior year write-off are included in product development costs.

      During the quarter ended December 31, 2002, Hoover's began development work on web site enhancements that include the development of a new user experience for paid subscribers and users of free services, expansion of its proprietary industry classification system; upgrades to its content management system; the development of new search technology; and significant usability improvements to the site's user interface. For the quarter ended December 31, 2002, $60,000 has been capitalized under the accounting guidance of Emerging Issues Task Force 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. It is anticipated that the project will be completed during the next fiscal year at which time the amortization of such costs will commence.

10.   RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

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

11.   SUBSCRIPTION REVENUE

      Subscription revenue is derived from both individual and multi-seat enterprise accounts. An individual account is a single user who subscribes to either our Hoover's Lite product or our personal subscription offering, which has not been offered to new customers since August 2001. Multi-seat enterprise accounts are generally enterprises who subscribe to either Hoover's Pro or Hoover's Pro Plus. These accounts allow for several users to concurrently access Hoover's Online. The following table presents the detail of subscription revenue (in thousands) for the three and nine months ended December 31, 2002 and 2001, respectively:


                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      DECEMBER 31,                DECEMBER 31,
                                                  -------------------------------------------------
                                                    2002          2001          2002          2001
                                                  -------------------------------------------------

       Individual                                 $1,026        $1,356        $3,254        $4,914
       Multi-seat                                  5,920         3,953        16,094        10,779
                                                  -------------------------------------------------
       Total subscription revenue                 $6,946        $5,309       $19,348       $15,693
                                                  =================================================


12.   INCOME TAXES

   Despite net income in the quarter and year-to-date period ended December 31, 2002, we have incurred operating losses for all years from inception (February
1990) through the fiscal year ended March 31, 2002. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. As of March 31, 2002, Hoover's had federal net operating loss carryforwards of approximately $52.5 million. The net operating loss carryforwards will expire beginning in 2005, with most of the loss expiring after 2017, if not utilized.

   Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. This annual limitation may result in the expiration of net operating losses before utilization.

13.   PROPOSED MERGER

      On December 5, 2002, Dun & Bradstreet Corporation ("D&B") and
Hoover's announced a definitive agreement whereby D&B will acquire Hoover's. The transaction is valued at $7.00 per share in cash, for a total of approximately $117 million. On January 2, 2003, D&B and Hoover's jointly announced that the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Act of 1976 with respect to the transaction with D&B. On January 8, 2003, Hoover's filed its Definitive Proxy Statement with the SEC. As detailed in the Proxy Statement, the Special Meeting of Shareholders will be held at Hoover's headquarters in Austin at 8:30 a.m. on Friday, February 14, 2003. Shareholders holding Hoover's stock as of December 19, 2002, will be entitled to vote at the meeting. See "Legal Proceedings" in Part II of this Form 10-Q for a description of legal proceedings related to the proposed merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION AND HISTORICAL STATEMENTS CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF HOOVER'S AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. MANAGEMENT'S DISCUSSION OF HISTORICAL AMOUNTS IS ROUNDED TO THE NEAREST $100,000 ON AMOUNTS GREATER THAN $1,000,000 AND TO THE NEAREST $1,000 ON AMOUNTS LESS THAN $1,000,000. STOCKHOLDERS AND PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED UNDER ITEM 2A "RISK FACTORS", AS WELL AS THOSE DISCUSSED IN THE HOOVER'S, INC. FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002.

OVERVIEW

      Hoover's, Inc., is a publisher of business information. Our Web-delivered service, Hoover's Online, provides access to our proprietary database covering more than 18,000 public and private companies worldwide, 300 industries and 180,000 corporate executives and board members. We also publish authoritative reference materials through Hoover's Business Press, our print and CD-ROM publishing business, and license information to a number of third parties.

      On December 5, 2002, Dun & Bradstreet ("D&B") and Hoover's announced a definitive agreement whereby D&B will acquire Hoover's. The transaction is valued at $7.00 per share in cash, for a total of approximately $117 million. On January 2, 2003, D&B and Hoover's jointly announced that the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Act of 1976 with respect to the transaction with D&B. On January 8, 2003, Hoover's filed its Definitive Proxy Statement with the SEC. As detailed in the Proxy Statement, the Special Meeting of Shareholders will be held at Hoover's headquarters in Austin at 8:30 a.m. on Friday, February 14, 2003. Shareholders holding Hoover's stock as of December 19, 2002 will be entitled to vote at the meeting. See "Legal Proceedings" in Part II of this Form 10-Q for a description of legal proceedings related to the proposed merger.

      Hoover's Online offers a range of paid subscription services as well as a free, advertising-supported service. Visitors to the free areas of our site can access company capsules and basic information. Subscribers to our paid offerings gain access to deeper information from the proprietary Hoover's database and the databases of several third parties, including D&B, Media General Financial Services, and Mergent FIS. Paying subscribers also gain access to a wider array of tools for searching, sorting, selecting, printing, and downloading information from the Hoover's database. We focus primarily on selling subscriptions to sales, marketing and business development professionals and senior executives with similar needs at small to mid-sized businesses and divisions of larger entities. These customers primarily use Hoover's Online to prospect and prepare for client meetings, sales presentations, vendor and partner negotiations, and other business opportunities.

      Hoover's was founded in 1990 as a publisher of reference books. Hoover's Online was launched in 1995 and served approximately 4.1 million unique visitors in the quarter ended December 31, 2002, compared to 3.4 million in the quarter ended December 31, 2001. Our current measure of unique visitors is determined by third-party and internally developed software that counts the number of separate computers that access our Web site. Through March 2002, our reported measure of unique visitors was determined exclusively by internally developed software that counted only unique hosts. Unique hosts consist of individual computers as well as proxy servers that represent numerous users and we reported 2.5 million unique visitors for the quarter ended December 31, 2001, using that methodology.



      Through the strength of the Hoover's brand, the quality of our database, and the effectiveness of our sales channels, Hoover's has built a paid subscriber base that includes 8,919 multi-seat enterprise accounts. As of December

31, 2002, we had approximately 14,300 individual subscribers, which included approximately 2,800 subscriptions to Hoover's Lite and approximately 11,500 subscriptions to a lower-priced product that we no longer offer to new customers.

      We believe our proprietary database is an important competitive advantage that provides information on more than 18,000 public and private companies worldwide. This database is produced and maintained by our editorial staff, which consists primarily of researchers, writers, editors as well as third-party sources, such as Media General Financial Services. Our editorial staff also compiles and maintains lists of key personnel at companies in our database, a valuable resource for our customers. We have entered into agreements with third-party information providers, including D&B, that complement our core database with information on more than 13 million additional company records, as well as financial data and industry analysis.

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

      The renewal rate for multi-seat enterprise accounts, which accounted for approximately 85% of subscription revenue for the three months ended December 31, 2002, was 74%, compared to 70% for the three months ended December 31, 2001. We calculate our renewal rate by dividing the dollars renewed in a given period by the dollars available for renewal in that same period. Individual subscriptions, which accounted for approximately 15% of subscription revenue during the three months ended December 31, 2002, generally have lower renewal rates than our multi-seat enterprise accounts.

      We generate revenue from four sources:

            -  Multi-seat enterprise and individual subscriptions
            -  Advertising and e-commerce
            -  Licensing
            -  Print publishing

MULTI-SEAT ENTERPRISE AND INDIVIDUAL SUBSCRIPTIONS

      As of December 31, 2002, we offered two subscription options targeted toward multi-seat enterprise customers: Hoover's Pro and Hoover's Pro Plus. The list price for Hoover's Pro is currently $1,995 for a 1-5 seat annual subscription. Hoover's Pro Plus, with online downloading capabilities, has a current list price of $4,995 per year, for up to 5 seats. We have larger accounts, for which the pricing was specifically negotiated, based on a variety of factors, such as number of users and product delivery options. We periodically offer pricing discounts and promotions for our products and services.

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

      Our sales force, located in Austin, Texas, primarily pursues multi-seat enterprise accounts. Most of our sales come from leads generated from visitors to the free content on Hoover's Online, direct marketing and other promotional programs. We have also initiated efforts to sell these subscriptions through outbound selling efforts, utilizing various lead sources. These combined sales efforts produce the majority of subscription sales. We utilize a reseller based in the United Kingdom and have recently entered into a reseller agreement with a firm in Australia. Our Hoover's
Lite product is sold both online and by our sales force.

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

      We generate e-commerce revenues from sponsors that pay a percentage of sales directly generated by their placement on Hoover's Online and/or placement or other fees for integration of the sponsor's offers within Hoover's Online. Generally, most of our e-commerce contracts have a term of one year, although a few of the contracts have shorter durations. Our advertising and e-commerce sales force consists of account executives and support staff. Our account executives handle high-level relationships with clients and advertising agencies. We currently maintain sales offices in New York City and San Francisco.

LICENSING

      We have licensed portions of our database to third parties since 1991. Our customers range from traditional online service providers, such as Factiva and LexisNexis, to other Web sites, such as The Microsoft Network. Our licensing customers generally receive a data feed in XML or ASCII formats, or may take advantage of a number of hosted options including "XML Search and Retrieval" or an HTML search solution that allows the customer to place a small search box on their Web site. License fees are generally based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals.

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

COSTS AND EXPENSES

      Our cost of revenues includes editorial and technology personnel costs, expenses associated with licensing of third-party content and tools, direct expenses associated with our Web site, such as hosting, and other service fees, printing and publishing costs associated with our print products and CD-ROMs, and technology costs associated with the delivery of advertising impressions and newsletters.

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

      Amortization and impairment of goodwill and intangible assets consists of ratable amortization recorded over the useful lives of the identifiable intangible assets and charges related to periodic reviews of the carrying amount of goodwill and identifiable intangible assets.

      We continued to incur non-cash charges for compensation expense related to the valuation of options and deferral of related compensation expense in the fourth fiscal quarter of 1999. The deferred compensation resulted in non-cash compensation expense over the four-year vesting period of these options. In addition, pursuant to the provisions of the Salary Reinvestment section of our 1999 Stock Incentive Plan, during the fiscal year ended March 31, 2002, we granted 9,363 options at exercise prices below the subsequently determined fair market value of the underlying shares of common stock on the dates of grant. As a result, we recorded non-cash stock compensation of $33,000 for the quarter ended December 31, 2002. All unearned stock compensation was fully amortized by December 31, 2002.

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

CAPITALIZED WEB SITE DEVELOPMENT COSTS:

      During the fiscal year ended March 31, 2001, we invested $1.8 million in systems to support our subscription and e-commerce services, as well as systems to catalog and merchandise electronic reports on Hoover's Online. These costs primarily included third-party licenses and outside consulting. These costs, along with any future development costs, are required to be capitalized under the accounting guidance of Emerging Issues Task Force 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. As the projects were completed, we began amortizing $1.1 million in costs over the estimated useful life of two years. The remaining balance of $730,000 related to design work for a more elaborate e-commerce transaction engine was written off in the quarter ended September 30, 2001. Amortization expenses as well as the prior year write-off are included in product development costs.

      During the quarter ended December 31, 2002, Hoover's began development work on web site enhancements which include the development of a new user experience for paid subscribers and users of our free services, expansion of our proprietary industry classification system; upgrades to our content management system; the development of new search technology; and significant usability improvements to the site's user interface. For the quarter ended December 31, 2002, $60,000 has been capitalized under the accounting guidance of Emerging Issues Task Force 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. It is anticipated that the project will be completed during the next fiscal year, at which time the amortization of such costs will commence.

      RESULTS OF OPERATIONS

      The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of net revenues:

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    DECEMBER 31,              DECEMBER 31,
                                                                 ------------------        -----------------
                                                                  2002         2001         2002        2001
                                                                 -----        -----        -----       -----
         Revenues:
             Subscriptions                                         81%          67%          80%         67%
             Advertising and e-commerce                             9%          19%          11%         19%
             Licensing and syndication                              6%           9%           6%         11%
             CD-ROM and print, net                                  4%           5%           3%          3%
                                                                 -----        -----        -----       -----
         Net revenues                                             100%         100%         100%        100%
             Cost of revenues                                      24%          32%          27%         35%
         Gross profit                                              76%          68%          73%         65%

         Expenses:
             Product development                                    6%           5%           6%          8%
             Sales and marketing                                   31%          31%          30%         29%
             General and administrative                            37%          33%          35%         43%
             Amortization and impairment of goodwill
             and intangibles                                        0%           0%           0%         26%

             Non-cash compensation                                  0%           1%           0%          2%
                                                                 -----        -----        -----       -----
         Total expenses                                            74%          70%          71%        108%
        ----------------------------------------------------------------------------------------------------


         Operating income (loss)                                    2%          (2%)          2%       (43%)
         Interest income                                            2%           3%           3%          4%
         Gain (loss) on investments                                 0%           1%           0%       (11%)
                                                                 =====        ======       =====       =====
         Net income (loss)                                          4%           2%           5%       (50%)
                                                                 =====        ======       =====       =====


      REVENUES. Net revenues for the three months ended December 31, 2002, increased 9% to $8.6 million from $7.9 million for the three months ended December 31, 2001. Net revenues for the nine months ended December 31, 2002, increased 3% to $24.3 million, compared to the nine-month period in the prior year of $23.6 million.

      Subscription revenue increased 31% to $6.9 million for the three months ended December 31, 2002, from $5.3 million for the comparable quarter one year ago. Subscription revenue increased 23% to $19.3 million for the nine months ended December 31, 2002, from $15.7 million for the comparable period one year ago. These increases in revenues were due to increases in the number of multi-seat enterprise accounts and the average sales price of these accounts, partially offset by the revenue lost from a decrease in individual accounts. We increased the number of our multi-seat enterprise accounts by 15% to 8,919 as of December 31, 2002, from approximately 7,800 as of December 31, 2001. New leads to our business, the size and effectiveness of our salesforce, the introduction of Hoover's Pro Plus, as well as new features to the existing product contributed to the increase in accounts. Multi-seat enterprise accounts had an average contract price of approximately $2,700 as of December 31, 2002, compared to approximately $2,000 as of December 31, 2001. Average contract price is calculated by dividing the total sales associated with our 8,919 accounts by the number of accounts. As of both dates, our multi-seat enterprise accounts had an average contract length of 12 months.

      As of December 31, 2002, we had approximately 11,500 subscriptions to a lower-priced product that we no longer offer to new customers, compared to 22,000 subscriptions as of December 31, 2001. The decrease in the number of individual subscribers reflects our change in strategy, initiated over a year ago, to de-emphasize personal accounts in favor of higher-priced and longer-term multi-seat enterprise accounts. In addition, as of December 31, 2002, we had approximately 2,800 subscriptions to Hoover's Lite, a new product offered for the first time in November 2001. Subscription revenue represented 81% of net revenues for the three months ended December 31, 2002, compared to 67% of net revenues in the year-ago quarter. Subscription revenue represented 80% of net revenues for the nine months ended December 31, 2002, compared to 67% of net revenues in the same period one year ago.

      Revenues from advertising and e-commerce decreased 49% to $766,000 for the three months ended December 31, 2002, from $1.5 million for the three months ended December 31, 2001. Similarly, revenues from advertising and e-commerce decreased 39% to $2.8 million for the nine months ended December 31, 2002, from $4.6 million for the nine months ended December 31, 2001. These declines reflect the decline in the online and overall advertising industry that has taken place in the past two years, reductions in barter advertising, and the absence of advertising revenue associated with the discontinuance of our NewsStand service. Barter revenue decreased to $90,000 in the three months ended December 31, 2002, down from $502,000 in the same quarter one year ago. Barter revenue decreased 81% to $288,000 in the nine months ended December 31, 2002, compared to $1.5 million in the same period one year ago. These decreases in barter revenue did not impact our net income as our marketing expense was lower by the same amount. Advertising and e-commerce represented 9% of net revenues for the three months ended December 31, 2002, compared to 19% of net revenues in the prior year's quarter. Advertising and e-commerce represented 11% of net revenues for the nine months ended December 31, 2002, compared to 19% of net revenues in the year-ago period.

      Licensing revenues decreased 34% to $475,000 for the three months ended December 31, 2002, from $717,000 for the three months ended December 31, 2001. Licensing revenues decreased 45% to $1.4 million for the nine months ended December 31, 2002, from $2.5 million for the nine months ended December 31, 2001. Licensing revenues reflect royalty payments based on use of Hoover's content or other revenue-sharing arrangements. In fiscal year 2002, licensing revenue also included fees earned from the licensing of the NewsStand product, which was part of the Powerize.com acquisition on August 1, 2000. The decreases in the three and nine months ended December 31, 2002, respectively, compared to the three and nine months ended December 31, 2001 were due primarily to the decision to discontinue our NewsStand service, and the Hoover's Intelligence Monitor. Licensing revenue represented 6% of net revenues for the nine months ended December 31, 2002, compared to 11% of net revenues in the year-ago period.

      Net revenues from print publishing were $393,000 for the three months ended December 31, 2002, compared to $360,000 in the year-ago quarter, an increase of 9%. Net revenues from print publishing were $853,000 for the nine months ended December 31, 2002, compared to $828,000 in the year-ago period, an increase of 3%. Print publishing revenue represented 4% and 5% of net revenues for the quarters ended December 31, 2002, and 2001, respectively, and 3% for the nine months ended December 31, 2002 and 2001, respectively.

      COST OF REVENUES. Cost of revenues for the three months ended December 31, 2002, decreased 19% to $2.0 million, from $2.5 million in the three months ended December 31, 2001. Cost of revenues for the nine months ended December 31, 2002, decreased 20% to $6.5 million, from $8.1 million in the nine months ended December 31, 2001. The decreases in cost of revenues were primarily due to workforce reductions that occurred last fiscal year, as well as decreases in expenses associated with third-party content and lower ad serving and newsletter delivery costs. Cost of revenues for the three months ended December 31, 2002, was 24% of net revenues, compared to 32% in the comparable quarter one year ago. Cost of net revenues for the nine months ended December 31, 2002 and 2001, was 27% and 35% of net revenues, respectively.

      PRODUCT DEVELOPMENT. Product development expenses for the three months ended December 31, 2002, increased 51% to $555,000 from $368,000 in the three months ended December 31, 2001. Product development expenses for the nine months ended December 31, 2002, decreased 18% to $1.5 million from $1.8 million in the nine months ended December 31, 2001. The increase for the three months ended December 31, 2002, compared to the year ago period was due to increased resources dedicated to ongoing product enhancements. The decrease for the nine months ended December 31, 2002 from the same period of the prior year was due to the write-off of $730,000 in September 2001 of design work for an e-commerce transaction engine, offset by additional consulting expenditures, as well as higher personnel costs associated with our ongoing product enhancements.

      SALES AND MARKETING. Sales and marketing expenses for the three months ended December 31, 2002, increased 10% to $2.6 million, from $2.4 million for the three months ended December 31, 2001. Sales and marketing expenses for the nine months ended December 31, 2002, increased 6% to $7.4 million, from $6.9 million for the same period in the prior year. The increases in sales and marketing expenses were due to an increase in our subscription sales force, higher commissions associated with higher revenues and a higher effective rate and higher direct marketing and promotional expenses. These increases were partially offset by lower sales expenses associated with our advertising business, as well as reductions in barter advertising.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended December 31, 2002, increased 18% to $3.2 million, from $2.7 million for the three months ended December 31, 2001. The increase was primarily a result of $618,000 in expenses associated with the proposed merger with D&B. The merger-related expenses consisted primarily of the fairness opinion provided by our financial advisor as well as legal and other professional fees. The overall increase in general and administrative expenses was also due to an increase in bad debt expenses associated with a higher level of subscription sales. General and administrative expenses for the nine months ended December 31, 2002, decreased 19% to $8.3 million, from $10.2 million for the same period one year ago primarily due to our strategy to streamline our business and reduce costs in a difficult economy. The effects of the September 2001 reduction in personnel, including the elimination of the Executive Chairman position and office expenses relating to the closure of our London office contributed to this decrease. Also, we had decreases in training expenses, depreciation and taxes during the nine-month period.

      AMORTIZATION AND IMPAIRMENT OF GOODWILL AND INTANGIBLES. Amortization and impairment of goodwill and intangibles for each of the three months ended December 31, 2002 and 2001, was $12,000. Amortization and impairment of goodwill and intangibles for the nine months ended December 31, 2002, decreased to $37,000, from $6.2 million for the nine months ended December 31, 2001. We recorded $25.5 million in goodwill and other intangibles related to our purchase of Powerize.com, which was completed in August 2000. After the acquisition, primarily due to changes in the outlook for advertising and the decline in the market for the sale of advertising on newsletters served by Powerize, we determined that the value of key assets acquired was impaired and recorded an impairment charge of $15.4 million in the fourth quarter of the fiscal year ended March 31, 2001. The decision to discontinue the NewsStand and Hoover's Intelligence Monitor products indicated further impairment and as a result, we further reduced the carrying amount of goodwill and these intangible assets by $5.8 million in June 2001. As of March 31, 2002, we have no goodwill. As of December 31, 2002, we have $28,000 recorded in net intangibles.

      NON-CASH COMPENSATION. Non-cash compensation expense for the three months ended December 31, 2002, decreased 50% to $33,000, from $66,000 for the three months ended December 31, 2001. Non-cash compensation expense for the nine months ended December 31, 2002, decreased 79% to $107,000, from $507,000 for same period in the prior year. Of the $507,000 of non-cash compensation expense in the year ended December 31, 2001, a one-time charge of $295,000 was related to the acceleration of vesting of and the extension of time to exercise certain options associated with the resignation of the Executive Chairman. The remainder of the decrease resulted from lower amortization due to the underlying option vesting schedules and the termination of employees for which these charges related. As of December 31, 2002, there was no remaining unearned stock compensation.

      INTEREST INCOME AND EXPENSE. Interest income for the three months ended December 31, 2002, decreased 12% to $199,000, from $226,000 for the three months ended December 31, 2001. Interest income for the nine months ended December 31, 2002, decreased 32% to $624,000, from $915,000 for the nine months ended December 31, 2001. The decreases were due to lower interest earned on our investment portfolio partially offset by increases in cash balances and short-term investments. We had no interest expense for the three or nine months ended December 31, 2002, compared to $1,000 and $26,000 for the three and nine months ended December 31, 2001. The decreases were due to the repayment in full of a note held by a shareholder in the nine months ended December 31, 2001, and the pay-off of our capital lease obligations in the fiscal year ending March 31, 2002.

      IMPAIRMENT OF STRATEGIC INVESTMENTS. We had no impairment of strategic investments for the three and nine months ended December 31, 2002, compared to an impairment of $0 and $2.5 million, for the three and nine months ended December 31, 2001, respectively. As of December 31, 2002 we have no amounts recorded as strategic investments on our balance sheet. In prior fiscal years, we made equity investments in several companies, both private and public, that we considered to be strategic in nature. As a result of our prior year review, considering the publicly traded prices for comparable companies, overall market conditions, the status of business plans as well as the individual companies' financial conditions and liquidity, we determined that there was permanent impairment on these assets.

      INCOME TAXES. Despite net income in the quarter and year-to-date period ended December 31, 2002, we have incurred operating losses for all years from inception (February 1990) through the fiscal year ended March 31, 2002. We have recorded a valuation allowance for 100% of our net deferred tax assets because our historical operating results indicate that the net deferred tax assets may not be realized because of uncertainties regarding our ability to generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. As of March 31, 2002, Hoover's had federal net operating loss carryforwards of approximately $52.5 million. The net operating loss carryforwards will expire beginning in 2005, with most of the loss expiring after 2017, if not utilized.

      Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. This annual limitation may result in the expiration of net operating losses before utilization.

LIQUIDITY AND CAPITAL RESOURCES

      We generated $5.8 million in cash from operating activities during the nine months ended December 31, 2002, an increase of approximately $2.6 million over the $3.2 million generated in the same period last year. This increase is primarily due to the Company's profitability and other working capital changes.

      As of December 31, 2002, we had $38.8 million of cash, cash equivalents, and short-term investments. Our principal commitments as of December 31, 2002, consisted of accounts payable, commissions and accrued expenses and employee liabilities. Our accounts payable and commissions balance as of December 31, 2002, was $898,000, which consisted of short-term accounts, due within 30 days, and commissions due to employees. Our accrued expenses and employee liabilities of $3.7 million primarily includes amounts due to vendors for advertising, marketing, and professional expenses for which we have not been invoiced as well as unused vacation and estimated accrued bonuses due to employees. In addition, we accrued approximately $600,000 in obligations associated with the proposed merger transaction with D&B, consisting primarily of obligations to our financial advisor and legal counsel. As of December 31, 2002, we had deferred revenue of $9.4 million, which represented upfront payments, primarily related to annual subscriptions to Hoover's Online, which have not been recognized as revenue.

      During the three and nine months ended December 31, 2002, we did not repurchase any shares pursuant to our approved stock repurchase program. In the event that the proposed merger with D&B is not consummated, we may in the future utilize cash to fulfill, in whole or in part, the purchase of the approximate 1,000,000 shares remaining under this program.

      In the event that the proposed merger with D&B is not consummated, we may incur and pay fees of up to $5.7 million to D&B. Additionally we may, in the future, pursue additional acquisitions of businesses, products, and technologies or enter into joint-venture arrangements that could complement or expand our business. Any material acquisition or joint venture could result in a decrease to our working capital, depending on the amount, timing and nature of the consideration to be paid.

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

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

      We incurred net losses for each of our previous fiscal years and a net loss of $11.9 million for the year ended March 31, 2002. At December 31, 2002, we had an accumulated deficit of $65.6 million. Although we generated net income of $1.1 million in the nine months ended December 31, 2002, we may never generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

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

         -  the publishing cycle of Hoover's Business Press;

         - the number of unique visitors, leads and new subscriber acquisitions;

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

OUR FAILURE TO INCREASE THE NUMBER OF OUR SUBSCRIBERS SIGNIFICANTLY OR RETAIN OUR CURRENT SUBSCRIBERS WOULD ADVERSELY AFFECT OUR BUSINESS.

      Subscription revenue represented 80% of our total revenue for the nine months ended December 31, 2002, and 67% of our total revenue for the nine months ended December 31, 2001. Our future success is highly dependent on continuing to attract companies and businesspeople who are willing to subscribe to online business information services. We believe that marketing relationships, direct marketing, advertising, public relations campaigns and offering new and enhanced content and services will help attract visitors and subscribers. Our operating results and financial condition may be materially and adversely affected, if we:

          -  fail to generate sufficient unique visitors to Hoover's Online;

          -  fail to generate sufficient leads from such unique visitors; and

          -  fail to convert such leads to subscription sales.

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

      For more than a year, the markets for various types of online advertising have experienced significant declines. If this trend continues, our revenues from advertising could be materially adversely affected. Advertising and e-commerce represented 11% of our revenues for the nine months ended December 31, 2002. If advertisers perceive the online medium in general or Hoover's Online in particular to be a limited or ineffective advertising medium, they may be reluctant to advertise online or on our Web site. We compete with other Web sites, television, and radio and print media for a share of advertisers' total advertising budgets. Unlike traditional advertising media, standards to measure the effectiveness of online advertising on the Internet continue to evolve. If new standards emerge and we are unable to offer advertisers effective advertising options as measured by these new standards, advertisers may not continue advertising on our Web site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise significantly online. Our business, operating results, and financial condition would be further materially and adversely affected if the market for advertising continues to decline or recovers more slowly than expected.

      Different pricing models are used to sell advertising online. Prevalent pricing models consist of cost per thousand impressions (CPM), cost per placement and e-commerce or transaction share. If our base audience decreases, we may have to charge lower advertising rates for those transactions utilizing cost per thousand impressions. The e-commerce or transaction share model is based on revenue sharing. Therefore, if we do not attract a sufficiently large audience willing to purchase from our advertisers, our revenues generated from advertisements sold under this model will decrease. In addition, there has been an increased emphasis on performance-based advertising where pricing is based on the ability to deliver leads, sales or traffic and a move away from CPM pricing. We cannot assure you that we will be able to effectively deliver appropriate advertising to successfully produce targeted or performance based advertising in a competitive environment. Any failure to do so could have a material adverse effect on our ability to compete in the Internet advertising market.

      It is difficult to predict which advertising pricing models and advertising formats if any, will emerge as industry standards. This uncertainty makes it difficult to project our future advertising rates and revenues. We cannot assure you that we will be successful under alternative pricing models that may emerge. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of Internet advertising, which would materially adversely affect our advertising revenues. In addition, we may decide that various forms of intrusive advertising formats may negatively impact the user experience for our subscribers in which case we would choose to forego offering those formats, which could negatively impact our advertising revenues.

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

SEASONALITY HAS AN EFFECT ON OUR BUSINESS.

      We have experienced seasonal trends in our traffic, subscription sales, and advertising revenues. Traffic on Hoover's Online and the Web sites of others with whom we license or co-brand our products is lower during the summer and year-end vacation and holiday periods when business usage of the Internet and Hoover's Online typically declines. This lower traffic may result in corresponding decreases in advertising revenue. Our operating results may be affected if we experience seasonality in future periods.

OUR CD-ROM AND PRINT BUSINESS IS SUBJECT TO A VARIETY OF RISKS.

      We sell CD-ROMs and print products, containing company information, under the name "Hoover's Business Press." This business, like our other businesses, is subject to a variety of risks, including evolution of the marketfrom print products to online services , seasonality, general economic conditions, ability to attract and retain customers, competition from other CD-ROM, print, electronic providers, the price for paper, and ability to reach agreements with content providers and distributors for our CD-ROM and print products.

WE DEPEND ON BRAND AWARENESS TO GROW OUR BUSINESS.

      The future success of Hoover's depends, in part, on our ability to increase our brand awareness. In order to build brand awareness, we must succeed in our marketing efforts and provide high-quality services. Our ability to increase subscription and advertising revenues from our Web site will depend in part on the success of our marketing campaigns and marketing relationships with other Web sites to promote our brand. If our marketing efforts and/or marketing relationships with third parties are unsuccessful, we cannot increase our brand awareness, or the integrity of our brand is impaired, our business, operating results, and financial condition may be materially and adversely affected.

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

         - Web sites focused on business audiences, such as CBS MarketWatch, Forbes and The Wall Street Journal Interactive Edition;

         - providers of company information, such as D&B, InfoUSA, Market Guide (a division of Multex) and Standard & Poor's;

         - providers of proprietary business information, such as Bloomberg Business News; and

         - free Web-based information providers such as Google, Yahoo! and The Microsoft Network.

      We also compete with a number of organizations with which we have other business relationships, such as AOL Time Warner, Bloomberg, D&B, Factiva, LexisNexis, The Microsoft Network, Yahoo! and Multex. We formed the relationships with these organizations in order to increase the size of our audience by introducing Hoover's Online to a greater number of people. If these entities view us as a substantial competitive threat, they may not renew any strategic relationship agreements currently in place and our audience and revenues may decrease. Alternatively, we may choose not to renew the agreements for competitive reasons, which may have a negative impact on our revenues.

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

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

      In the event that the proposed merger with D&B is not consummated, Hoover's may acquire or make further investments in complementary businesses, products and technologies. Potential future acquisitions and investments are subject to the following risks:

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

THE PROPOSED D&B MERGER MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS OR THE PRICE OF OUR STOCK.

      On December 5, 2002, D&B and Hoover's announced a definitive agreement whereby D&B proposes to acquire Hoover's. This transaction has required significant amounts of time from our executives. It will likely continue to do so until the transaction is consummated and thereafter if not consummated due to potential litigation and investor relations activities. Hoover's Definitive Proxy filed with the SEC (www.sec.gov) and mailed to shareholders delineates certain benefits of the merger as well as potentially negative aspects of it. In addition, if the merger is not consummated:

         - there is the possibility that the price of Hoover's common stock will significantly decline

         - certain circumstances may require Hoover's to make a payment of up to $5.7 million; and

         -  D&B may compete more directly against Hoover's.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS OR SYSTEM FAILURES THAT COULD DAMAGE OUR BUSINESS.

      If Hoover's or third-party systems cannot be expanded to support increased demand or fail to perform effectively, we could experience:

         -  disruptions in service;

         -  inability to deliver  services as purchased;

         -  slower response times;

         -  reduced customer satisfaction;

         -  inability to process online orders;

         - inability to properly bill the credit cards of or invoice our subscribers;

         -  delays in the introduction of new products and services; or

         - vulnerability to raids (including denial of service attacks) by third parties,

any of which could impair our reputation, damage the Hoover's brand, and materially adversely affect our business, operating results and financial condition.

      Our ability to provide high-quality customer service also depends on the efficient and uninterrupted operation of our technology infrastructure. Even though we have developed a redundant infrastructure to protect our systems and operations, they are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, failure to adequately document the operation of software and hardware systems and procedures, computer viruses, intentional acts of vandalism and similar events. If our third-party hosting facility, suffered substantial defects, errors, disaster, or financial hardship, or if the City of Austin experienced a catastrophic event, our business may suffer significant loss. We are in the process of implementing a redundant Hoover's Online web site in another location in the event of disaster at the Austin facility. Business interruption insurance to compensate for losses that could occur for any of these risks may not be sufficient to cover actual losses.

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

WE MAY BE SUBJECT TO LEGAL CLAIMS IN CONNECTION WITH THE CONTENT WE PUBLISH AND DISTRIBUTE AND OUR USE OF SOFTWARE LICENSES FOR OUR WEB SITE.

      We may be subject to claims for defamation, negligence, libel, copyright or trademark infringement based on other theories relating to the information we publish on our Web site, on the Web sites of others with whom we license or co-brand our products, or in our books. These types of claims have been brought, sometimes successfully, against other online services, as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from Hoover's Online through links to other Web sites. In addition, we could be subject to claims for software license infringement based on the software and other technologies that we utilize on our Web site. We do not currently carry insurance that protects us against these types of claims. Any claim, with or without merit, could be costly to defend and could result in a diversion of management attention.

CONCERNS REGARDING SECURITY OF TRANSACTIONS AND TRANSMITTING CONFIDENTIAL INFORMATION OVER THE INTERNET MAY NEGATIVELY AFFECT OUR REVENUES.

      We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit card numbers, prevents potential customers from engaging in online transactions. We are conducting a third-party audit of our security systems. Our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses, or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. As e-commerce becomes more prevalent, our audience may become more concerned about security. If we do not adequately address these concerns, our business, operating results and financial condition could be materially adversely affected.

THE LOSS OF ANY OF OUR KEY PERSONNEL OR OUR FAILURE TO ATTRACT ADDITIONAL PERSONNEL COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

      Our future success will depend, in substantial part, on the continued service of our senior management, particularly Jeffrey R. Tarr, our Chairman, Chief Executive Officer and President. We have entered into employment agreements with Mr. Tarr, and Russell Secker, Executive Vice President - Marketing, but either may terminate his employment with us upon 30 days' prior written notice pursuant to the terms of their employment agreements. As part of D&B's proposed acquisition of Hoover's, D&B is requiring that Mr. Tarr enter into a new employment agreement. No other member of our senior management has entered into an employment agreement with us, other than agreements providing for severance payments in the event of termination other than for cause or termination following a change in control. We do not maintain key-person life insurance on any of our employees. The loss of the services or breach of confidentiality of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. Our future success will also depend on our continued ability to attract, retain and motivate highly qualified sales, technical, customer support, financial and accounting and managerial personnel that meet our employment and ethical standards. D&B's proposed acquisition of Hoover's may negatively affect our ability to attract and retain competent employees. There is competition for these qualified personnel, and we cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. We have from time to time in the past experienced, and we may continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES.

      We rely primarily on a combination of copyrights, service marks, trademarks, trade secret laws, our user policy and subscription agreement, licensing agreements and restrictions on disclosure to protect our intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the content on our Web site or our other intellectual property without authorization. This risk may be exacerbated by our Pro Plus service, which allows subscribers to "download" information from our service to the subscriber's personal computer. We cannot assure you that our precautions will prevent misappropriation or infringement of our intellectual property. Failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of management and other resources, either of which could have a material adverse effect on our business, operating results, and financial condition.

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

OUR COMMON STOCK PRICE IS VOLATILE AND COULD FLUCTUATE SIGNIFICANTLY.

      The trading price of our stock has been and may continue to be subject to wide fluctuations. During the nine month period ended December 31, 2002, the closing sale price of our common stock on the NASDAQ National Market ranged from $4.40 to $7.21 per share. The closing price on December 31, 2002 was $7.09 per share. We believe that the announcement of our proposed merger with D&B has contributed to volatility in our stock price. Our stock could continue to experience similar volatility based on market speculation about the final outcome of our shareholder vote or any delay, change, or termination of the proposed merger with D&B. In addition, our stock price may fluctuate in response to a number of other events and factors, such as:

         -  quarterly variations in operating results;

         - announcements of new products, technology or strategic relationships by us or our competitors;

         - changes in our financial estimates and recommendations by securities analysts; and

         - the operating and stock-price performance of other companies that investors may deem comparable.

      As of December 31, 2002, we had 15,628,570 shares of common stock outstanding, net of treasury shares owned. Of this total, our five largest shareholders own approximately 53%. In addition, the directors and officers as a group own approximately 6%. This concentration of ownership tends to reduce the trading volume of our shares. The average daily trading volume for our shares was only approximately 24,000 between April 1, 2002, and the December 5, 2002 announcement of our proposed acquisition by D&B. Since that date the volume has increased.

      As of December 31, 2002, holders of 961,536 shares acquired pursuant to our acquisition of Powerize.com, Inc., were subject to Rule 144 restrictions, which lapsed on August 1, 2002. These shares have additional company-imposed restrictions that lapsed on January 28, 2003. With the lapse of the company imposed restrictions, these shares became freely tradable. If these shareholders collectively elect to sell, it could negatively affect our share price, given our low historical trading volume.

      In the event that the proposed merger with D&B is not consummated, we may resume repurchases under the stock repurchase plan authorized by our Board in December 2000. Such activity, or the lack of activity with regard to the repurchase of shares by us, may contribute to fluctuations in our stock price. Share repurchases by us over time may have the impact of reducing the number of shares in the public float. In addition, in the event that the proposed merger with D&B is not consummated, future sales of our common stock may depress our stock price and might make it more difficult for us to sell equity securities in the future at a time and price that we otherwise might deem appropriate.

      Sales of substantial amounts of common stock by existing stockholders (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock. The possibility that the pending transaction with D&B may not be completed could increase the likelihood or perception that sales of substantial amounts of our stock will occur.

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

WE DEPEND ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE
INTERNET.

      The online information market is evolving. Our business would be materially adversely affected if online usage does not continue to grow or grows slower than anticipated. Our audience depends on Internet Service Providers, online service providers, corporate networks, and other Web site operators for access to our Web site. Significant outages of these services could cause our visitors to perceive the Internet in general or our Web site in particular as unreliable and, therefore, cause them to use other media to obtain their company and business information. In addition, obtrusive "pop-up" and other forms of advertisements and e-mail "spam" may negatively impact the growth in use of the Internet or our service. We also depend on third-party information providers to deliver information and data feeds to us on a timely basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could have a material adverse effect on our business, operating results, and financial condition. Internet communications may experience delays that can impact user experience. Some of our users using third-party Internet Service Providers for Internet access have experienced delays that are beyond our control to alleviate.

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

      Web sites including ours, typically place information known as cookies on a user's hard drive, sometimes without the user's knowledge or consent. Web sites use cookies for a variety of reasons. This technology enables our subscribers to access our premium services without entering their password upon each visit to our Web site. Additionally, it allows us to limit the frequency with which a viewer is shown a particular advertisement. Any reduction or limitation in the use of cookies could adversely affect our ability to target advertising effectively. Commonly used Internet browsers allow users to modify their browser settings to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some Internet commentators, privacy advocates, and governmental bodies have suggested limiting or eliminating the use of cookies. The use of cookies may become more restrictive in certain non-U.S. markets, which could impact the rate or success of expansion into those markets.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL
UNCERTAINTIES.

      The laws governing the Internet in general remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet generally and to the electronic distribution of business information in particular. For example, some of the companies that we report on have claimed that our purchase of search results containing their company name constitutes a form of trademark infringement. Legislation could reduce the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material adverse effect on our business, operating results and financial condition.

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

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the SEC and NASDAQ have adopted rules in furtherance of the Act and are considering adopting others. This Act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company's corporate governance, which may increase the risk of personal liability for our Board members, chief executive officer, chief financial officer and other executives involved in the governance process. As a result, in the event that the proposed merger with D&B is not consummated, we may be required to change the composition of Board committees, such as the Audit Committee, and it may become more difficult to attract and retain Board members, a chief executive officer, a chief financial officer and/or other executives involved in corporate governance.

WE MAY NOT BE ABLE TO GENERATE ATTRACTIVE RETURNS ON OUR CASH AND SHORT-TERM INVESTMENTS.

      As of December 31, 2002, we had $38.8 million of cash, cash equivalents and short-term investments and are currently generating positive cash flow. To date, interest income has been a contributor, sometimes significantly, to our net income. With declining interest rates, we may not be able to generate attractive returns on our cash and short-term investments, which could negatively affect our profitability.

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

      As of December 31, 2002, our cash and cash equivalents consisted primarily of demand deposits, money market accounts, commercial paper, and market auction preferreds issued by large institutions. Our short-term investments were invested in commercial paper, corporate notes, corporate bonds and medium-term notes issued by large institutions and U.S. government agencies. Such short-term investments have an average maturity of less than one year from December 31, 2002. A 1% decrease in market rates would likely reduce our annual interest income by approximately $380,000, but we do not expect it would materially affect the fair value of these instruments. Due to the nature of our investments, we have concluded that we do not have material market risk exposure. We cannot assure you that certain investments will not fall below the minimum standards of our investment policy and could go into default, causing us to realize a loss.

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

ITEM 4.     CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of our filing of this quarterly report on Form 10-Q (referred to as the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure the timely collection, evaluation and disclosure of information relating to us and our consolidated subsidiaries, if any, that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

      On June 14, 2002, Lori Ricci-Sioson, a former employee who was terminated on September 18, 2001, filed a Plaintiff's Original Petition against Hoover's in the 345th Judicial District Court, Travis County, Texas. In this Petition, Ms. Sioson alleged four causes of action against the Company: (1) Sexual Harassment/Gender Discrimination under Texas Labor Code Sec. 21.051; (2) Retaliation by Adverse Employment Decision; (3) Retaliation by Wrongful Termination under Texas Labor Code; and (4) Breach of Contract. The Company filed an Original Answer to this lawsuit. Pre-trial discovery is being undertaken. The Company intends to vigorously defend this lawsuit.

      On December 30, 2002 a shareholder lawsuit was filed by Marathon Partners against Hoover's and its current directors. The lawsuit was filed in the United States District Court for the Western District of Texas, Austin Division. On January 3, 2003, Hoover's filed a Form 8-K with the SEC disclosing the filing of the suit as well as the contents of the complaint. The suit was voluntarily dismissed without prejudice on January 14, 2003. On the same day, a suit with virtually identical allegations was filed with the Travis County District Court, in Austin, Texas. Marathon Partners has requested expedited discovery as well as an injunction to stop the shareholder meeting scheduled for February 14, 2003, to consider the approval of the merger.


ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          None.

      (b) Reports on Form 8-K

      On October 28, 2002, we filed a Form 8-K regarding the resignation of Alan Chai as a member of the Board of Directors.


      On December 5, 2002, we filed a Form 8-K regarding the fact that Hoover's, Inc. ("Hoover's"), The Dun & Bradstreet Corporation ("Dun & Bradstreet") and Duns Investing IX Corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement").


      On December 23,2002, we filed a Form 8-K regarding the fact that on December 18, 2002, Hoover's set December 19, 2002, as the record date for the special meeting of its stockholders that will be held to vote on the proposed acquisition of Hoover's by D&B.


      On January 3, 2003, we filed a Form 8-K regarding the fact that on January 2, 2003, Hoover's issued a press release announcing that the Federal Trade Commission had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the proposed merger.


      On January 3, 2003, we filed a Form 8-K regarding the fact that on December 30, 2002, Marathon Partners, L.P. ("Marathon") filed a complaint against Hoover's and each member of Hoover's board of directors in the United States District Court for the Western District of Texas (Austin Division).

      On January 21, 2003, we filed a Form 8-K regarding the fact that on January 14, 2003, the Marathon suit filed in the United States District Court was dismissed and a suit with virtually identical allegations was filed with the Travis County District Court, in Austin, Texas.

                          SIGNATURES AND CERTIFICATIONS

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HOOVER'S, INC


      February 3, 2003                         /s/ Jeffrey R. Tarr
     --------------------                -------------------------------
             Date                                Jeffrey R. Tarr
                                             Chief Executive Officer
                                                  and President
                                          (Principal Executive Officer)


       February 3, 2003                        /s/ Lynn Atchison
     --------------------                -------------------------------
             Date                                 Lynn Atchison
                                            Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                               Accounting Officer)

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER REGARDING FACTS
               AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

      I, Jeffrey R. Tarr, the Chief Executive Officer of Hoover's, Inc., state that to the best of my knowledge:


      a) This 10-Q for the third quarter of Hoover's, Inc.'s fiscal year 2003 fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934.


      b) The information contained in this 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.





 /s/  Jeffrey R. Tarr
-----------------------

 February 3, 2003


         STATEMENT UNDER OATH OF CHIEF FINANCIAL OFFICER REGARDING FACTS
               AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

      I, Lynn Atchison, the Chief Financial Officer of Hoover's, Inc., state that to the best of my knowledge:


      a) This 10-Q for the third quarter of Hoover's, Inc.'s fiscal year 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.


      b) The information contained in this 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.



/s/  Lynn Atchison
-----------------------

February 3, 2003

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

/s/  Jeffrey R. Tarr
-----------------------

February 3, 2003

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



/s/  Lynn Atchison
-----------------------

February 3, 2003